Form 10-K
period 2023-12-31
MARTIN MARIETTA MATERIALS INC
filed 2024-02-23
CIK 916076

c9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $25,108,651,455 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 20, 2024
Common Stock, $.01 par value per share	61,822,465 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2024 (Proxy Statement)	Part III

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Raleigh, North Carolina, United States

Part I ♦ Item 1 – Business

PART I

ITEM 1 – BUSINESS

General

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 360 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. In 2023, aggregates gross profit accounted for 68% of the Company’s consolidated total gross profit. Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in targeted markets where the Company has a leading aggregates position. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving operations are reported collectively as the “Building Materials business”. The Company also operates a Magnesia Specialties business with production facilities in Michigan and Ohio. The Magnesia Specialties business produces magnesia-based chemical products that are used in industrial, agricultural and environmental applications. It also produces dolomitic lime sold primarily to customers for steel production and soil stabilization. Magnesia Specialties’ products are shipped to customers domestically and worldwide.

On May 3, 2023, the Company divested its Stockton cement import terminal in California. On October 31, 2023, the Company divested the Tehachapi, California cement plant for $315.0 million in cash. In connection with the Tehachapi cement plant transaction, the Company recorded a $26.3 million pretax loss on divestiture in discontinued operations. Since October 1, 2021 and through their respective divestiture dates, the aforementioned California operations were classified as assets held for sale and reported as discontinued operations. As of December 31, 2023, the Company has largely concluded the planned asset sales from the 2021 Lehigh Hanson, Inc. West Region business (Lehigh West Region) acquisition.

On January 16, 2024, the Company completed the acquisition of Albert Frei & Sons, Inc., a leading aggregates producer in Colorado, securing more than 60 years (at 2023 production levels) of high-quality, hard rock reserves. This transaction enhances the Company's aggregates platform in the high-growth Denver metropolitan area.

On February 9, 2024, the Company closed the sale of its South Texas cement business and certain of its related ready mixed concrete operations to CRH Americas Materials, Inc., a subsidiary of CRH plc, for $2.1 billion in cash. Specifically, the divested facilities included the Hunter cement plant in New Braunfels, Texas, related cement distribution terminals and 20 ready mixed concrete plants serving the Austin and San Antonio region. This divestiture optimizes the Company's portfolio and product mix and provides additional balance sheet flexibility to redeploy net proceeds into pure-play aggregates acquisitions. These operations are reported in the West Group and classified as assets held for sale as of December 31, 2023.

On February 11, 2024, the Company entered into a definitive agreement to acquire 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC (BWI Southeast) for $2.05 billion in cash. The BWI Southeast acquisition complements Martin Marietta’s existing geographic footprint in the dynamic southeast region by allowing the Company to expand into new growth platforms in target markets including Nashville and Miami. The transaction is expected to close during 2024, subject to regulatory approvals and other customary closing conditions.

Business Segment Information

The Company conducts its Building Materials business through two reportable segments, organized by geography: East Group and West Group. The East Group provides aggregates and asphalt products. The West Group provides aggregates, cement, downstream products and paving services. The Company’s Magnesia Specialties business is reported as a separate segment and includes its magnesia-based chemicals and dolomitic lime businesses. For more information on the organization and geographic area of the Company’s business segments, see “Note A: Accounting Policies” and “Note O: Segments” of the “Notes to Financial Statements” of the Company’s consolidated financial statements, which appear in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K (this Form 10-K), which information is incorporated by reference.

Form 10-K ♦ Page 1

Part I ♦ Item 1 – Business

Building Materials Business

The profitability of the Building Materials business, which serves customers in the construction marketplace, is sensitive to national, regional and local economic conditions and construction cyclicality, which are in turn affected by fluctuations in levels of public-sector infrastructure funding; interest rates; access to capital markets; and demographic, geographic, employment and population dynamics. The heavy-side construction business is conducted outdoors, as are much of the Building Materials business’ operations. Therefore, erratic weather patterns, seasonal changes, and other weather-related conditions, including precipitation, flooding, hurricanes, snowstorms, extreme temperatures, wildfires, earthquakes and droughts, can significantly affect production schedules, shipments, costs, efficiencies and profitability. Generally, the financial results for the first and fourth quarters are subject to the impacts of winter weather, while the second and third quarters are subject to the impacts of heavy precipitation.

The Building Materials business markets its products primarily to the construction industry, with 36% of its 2023 aggregates shipments sold to contractors in connection with highway and other public infrastructure projects and the balance of its shipments sold primarily to contractors for nonresidential and residential construction projects. The Company believes the business’ mix of public sector-related shipments lessens the impacts of fluctuations in nonresidential and residential, or private-sector, construction spending.

Funding of public infrastructure, historically the Company’s largest end-use market, is discussed in greater detail under “Building Materials Business’ Key Considerations—Public Infrastructure” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ of this Form 10-K.

The Building Materials business covers a wide geographic area. The ten largest revenue-generating states (Texas, North Carolina, Colorado, California, Georgia, Minnesota, Arizona, Iowa, Florida and Indiana) accounted for 82% of the Building Materials business’ total revenues in 2023. The Building Materials business is accordingly affected by the economies in these regions and has been adversely affected in part by recessions and weaknesses in these economies from time to time and may be affected by a decline in economic conditions, such as recession, economic downturn or inflationary conditions in the future. In 2023, aggregates shipments decreased 4.3%, largely reflective of the Company's value-over-volume strategy and moderating demand resulting from the affordability-driven residential slowdown and a softening in warehouse and data center construction demand.

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

Natural aggregates sources can be found in relatively homogeneous deposits in certain areas of the United States. Proximity of quarry facilities to customers’ construction sites or to long-haul transportation corridors is an important factor in competition for aggregates businesses. As a general rule, the distance truck shipments travel from an individual quarry is limited because the cost of transporting processed aggregates to customers is high in relation to the price of the product itself. The Company’s distribution system mainly uses trucks, but also has access to rail and waterborne networks where the per-mile unit costs of transporting aggregates are lower.

The Company’s distribution network moves aggregates materials from certain domestic and offshore sources via its long-haul rail and waterborne distribution network, to markets where aggregates supply is limited. The Company’s rail network primarily serves its Texas, Florida, Colorado and Gulf Coast markets, while the Company’s locations in The Bahamas and Nova Scotia transport materials via oceangoing ships. The Company’s strategic focus includes expanding inland and offshore capacity and acquiring distribution facilities and port locations to offload transported material. At December 31, 2023, the Company’s aggregates distribution facilities consisted of 76 yards. The Company’s rail-based distribution network, coupled with the extensive use of rail service, increases the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, railcar availability, locomotive availability and the ability to negotiate favorable railroad shipping contracts. The waterborne distribution network also increases the Company’s exposure to certain risks, including, among other items, meeting minimum tonnage requirements of shipping contracts, demurrage costs, fuel costs, ship availability and weather disruptions. The Company has long-term agreements with shipping companies to provide ships to transport its aggregates to various coastal ports.

Form 10-K ♦ Page 2

Part I ♦ Item 1 – Business

The Company generally acquires contiguous property around existing quarry locations. Such parcels can serve as buffer property or additional mineral reserves, assuming the underlying geology supports economical aggregates mining. In either instance, the acquisition of additional property around an existing quarry typically allows the expansion of the quarry footprint and extension of quarry life. Some locations having limited reserves may be unable to expand.

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

The construction aggregates industry has been consolidating, and the Company has actively participated in the industry’s consolidation. The Company’s Board of Directors and management continue to review and monitor the Company’s long-term strategic plans, commonly referred to as SOAR (Strategic Operating Analysis and Review), which include assessing portfolio optimization strategies that include business combinations and arrangements with other companies engaged in similar businesses, investing in internal expansion projects in high-growth markets, divesting businesses or nonoperating assets that are not core or do not further management’s strategy and pursuing new opportunities in the Company’s existing markets or new markets. Acquisition opportunities include public companies, public company carve-outs and private sponsor-owned and family-owned businesses, as well as asset swaps and divestitures from companies executing their strategic plans, rationalizing non-core assets and repairing financially-constrained balance sheets. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance, pit development or other standards, and may require additional investments before benefits of the acquisitions are fully realized.

Management believes its aggregates reserves are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any significant difficulty in accessing reserves used for production. The Company’s aggregates reserves average approximately 75 years, based on the 2023 annual production level. However, certain locations may be subject to limited reserves and may not be able to expand. Moreover, environmental, zoning and land use regulations will likely make it harder for the Company to expand its existing quarries or develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by federal, state and local governmental bodies regarding these matters, the Company anticipates that future restrictions will likely make zoning and permitting more difficult, thereby potentially enhancing the value of the Company’s existing mineral reserves.

The Company generally sells its aggregates upon receipt of customer orders or requests. The Company generally maintains inventories of aggregates products in sufficient quantities to meet the requirements of customers.

Cement and Downstream Operations

Cement is the basic agent used to bind aggregates, sand and water in the production of ready mixed concrete. Similar to aggregates, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. Consequently, the cement industry is cyclical and dependent on the strength of the construction sector. At December 31, 2023, the Company had production facilities in Midlothian, Texas, south of Dallas/Fort Worth, and New Braunfels, Texas, north of San Antonio. These plants, which produce Portland and specialty cements, operated at 71% utilization in 2023. Clinker is the initial product in cement production, and the two Texas production facilities had a combined annual clinker capacity of 4.5 million tons in 2023. The Midlothian plant permit allows the Company to expand production by up to 0.8 million additional tons. The Company is currently undertaking a finishing capacity expansion project at the Midlothian plant, which is expected to be completed in mid-2024 and will provide 0.5 million tons of annual incremental cement capacity. Further, the Company has converted its plants to manufacture a less carbon-intensive Portland limestone cement, known as Type 1L, which has been approved by the Texas Department of Transportation. On February 9, 2024, the Company closed the sale of it South Texas cement business and related cement distribution terminals. This divestiture optimizes the Company's portfolio and product mix and provides additional balance sheet flexibility to redeploy net proceeds into pure-play aggregates acquisitions.

Calcium carbonate in the form of limestone is the principal raw material used in the production of cement. The Company in 2023 owned more than 600 million tons of limestone reserves adjacent to its Texas cement production plants on Company-owned property. The cement grade limestone reserves at the Hunter production facility in New Braunfels, Texas, were included with the February 2024 divestiture to CRH Americas Materials, Inc. Management believes that its reserves of limestone are sufficient to permit production at its cement plants at the current operational levels for the foreseeable future.

Form 10-K ♦ Page 3

Part I ♦ Item 1 – Business

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

Energy accounted for 18% of the cement total cost of revenues, excluding inventory change, in 2023. Therefore, cement profitability is affected by changes in energy prices and the available supply of these products. The Company currently has fixed-price supply contracts for portions of its natural gas, electricity and coal needs, but also consumes alternative fuel and petroleum coke. Further, profitability of the cement operations is also impacted by kiln maintenance, which typically is planned but requires a plant to be shut down for a period of time.

Ready mixed concrete is measured in cubic yards and specifically batched or produced for customers’ construction projects and then typically transported by mixer trucks and poured at the project site. The aggregates used for ready mixed concrete is a washed material with limited amounts of fines (such as dirt and clay). As of December 31, 2023, the Company operated 82 ready mixed concrete plants in Arizona and Texas, of which 20 plants located in the Austin and San Antonio region are classified as assets held for sale. These 20 plants were subsequently divested on February 9, 2024. Asphalt is most commonly used in surfacing roads and parking lots and consists of liquid asphalt, or bitumen, the binding medium, and aggregates. Similar to ready mixed concrete, each asphalt batch is produced to customer specifications. As of December 31, 2023, the Company operated 38 asphalt plants in Arizona, California, Colorado and Minnesota. The Company also offers paving services in California and Colorado. Market dynamics for these downstream product lines include a highly competitive environment and lower barriers to entry compared with aggregates and cement.

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

Magnesia Specialties Business

The Magnesia Specialties business produces and sells dolomitic lime from its Woodville, Ohio facility and manufactures magnesia-based chemical products for industrial, agricultural and environmental applications at its Manistee, Michigan facility. These magnesia-based chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production and other environmental applications. In 2023, 66% of Magnesia Specialties’ total revenues were attributable to chemical products, 33% to lime, and 1% to stone sold as construction materials.

Magnesia Specialties generally delivers its products upon receipt of customer orders or requests. Inventory for products is generally maintained in sufficient quantities to meet rapid delivery requirements of customers. A significant portion of the 275,000-ton dolomitic lime capacity from a lime kiln at Woodville, Ohio is committed under a long-term supply contract. In 2023, 78% of the lime shipments in the Magnesia Specialties business was sold to third-party customers, while the remaining 22% was used internally as a raw material in making the business’ chemical products. Dolomitic lime products sold to external customers are used primarily by the steel industry. In 2023, 38% of the Magnesia Specialties’ total revenues were attributable to products used in the steel industry, primarily dolomitic lime. Accordingly, a portion of the revenues and profitability of the Magnesia Specialties business is affected by production and inventory trends in the steel industry. These trends are guided by the rate of consumer consumption, the flow of offshore imports and other economic factors. The dolomitic lime business runs most profitably at 70% or greater domestic steel capacity utilization. According to the Federal Reserve, domestic steel capacity utilization averaged 74% of capacity in 2023 versus 75% of capacity in 2022.

In the Magnesia Specialties business, a significant portion of costs is of a fixed or semi-fixed nature. The production process requires the use of natural gas, coal and petroleum coke. Therefore, fluctuations in their pricing directly affect operating results. To help mitigate this risk, the Magnesia Specialties business has fixed-price agreements for approximately 81% of its 2024 coal, petroleum coke and natural gas needs. For 2023, the Company’s average cost per MMBtu (1,000,000 British thermal units) of natural gas decreased 19% versus 2022.

Form 10-K ♦ Page 4

Part I ♦ Item 1 – Business

Given high fixed costs, low capacity utilization can negatively affect the segment’s results from operations. Management has shifted the strategic focus of the magnesia-based business to grow and diversify the specialty chemicals product portfolio to reliably produce at volume levels that support efficient operations. Accordingly, these products are less dependent on the steel industry than the dolomitic lime product line. Management expects future organic profit growth to result from increased pricing, commercialization of new products, entry into new or adjacent markets and optimization of overall product mix.

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

Patents and Trademarks

As of January 31, 2024, the Company owns, has the right to use, or has pending applications for patents pending or granted by the United States and various countries and trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

Customers

The Company’s products are sold principally to commercial customers in private industry. Although large amounts of construction materials are used in public works projects, relatively insignificant sales are made directly to federal, state, county or municipal governments, or agencies thereof. No material part of the business as a whole, or of any segment of the Company, is dependent upon a single customer or upon a few customers. The loss of any single customer would not have a material adverse effect on the Company.

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

The Company operates in a largely fragmented industry, including large, public companies and a large number of small, privately-held companies. Other publicly traded companies among the ten-largest U.S. aggregates producers include the following:

•
Arcosa, Inc.
•
CEMEX S.A.B. de C.V.
•
CRH plc
•
Heidelberg Materials AG
•
Holcim Ltd.
•
Knife River Corporation
•
Summit Materials, Inc.
•
Vulcan Materials Company

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

Capacity for cement plants is often stated in terms of clinker capacity. According to the Portland Cement Association, United States cement production is widely dispersed, with the top five companies collectively producing approximately 57% of U.S. clinker capacity. An estimated 85% of U.S. clinker capacity is owned by companies headquartered outside of the United States. The Company’s cement operations also compete with imported cement because of the higher value of the product and the existence of major ports or terminals in Texas.

The Company’s ready mixed concrete and asphalt and paving operations are also in markets with numerous operators, large and small.

The Magnesia Specialties business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances and technical support for its products. While the revenues of the Magnesia Specialties business in 2023 were predominantly domestic, a portion was derived from customers located outside the United States.

Environmental and Governmental Regulations

Overview

The Company’s operations are subject to and affected by federal, state and local laws, rules and regulations relating to zoning, land use, mining, air emissions (including carbon dioxide and other greenhouse gases), water use, allocation and discharges, waste management, noise and dust exposure control, reclamation and other environmental, health and safety, and regulatory matters. Certain of the Company’s operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations, and such permits are subject to modification, renewal and revocation.

Environmental Compliance and Costs

The Company regularly monitors and reviews its operations, procedures and policies for compliance with existing laws, rules and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted and new laws that the Company anticipates will be adopted that could affect its operations, including with respect to climate change. The Company has a full-time team of environmental engineers and managers that perform these responsibilities. The direct costs of ongoing environmental compliance were approximately $45.4 million in 2023 and $35.6 million in 2022 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Form 10-K) and asset retirement costs. Capitalized costs related to environmental control facilities were $24.4 million in 2023 and are expected to be approximately $25.0 million in 2024 and $30.0 million in 2025. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2023 and 2022. However, the Company’s expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite the Company’s compliance efforts, the risk of environmental liability is inherent in the Company’s businesses, and environmental liabilities could have a material adverse effect on the Company in the future. Complying with governmental and environmental regulations did not have and is not expected to have a material effect on the Company’s capital expenditures, earnings and competitive position, other than as discussed in this section.

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

Form 10-K ♦ Page 6

Part I ♦ Item 1 – Business

Consistent with others in the cement industry, the Company’s cement operations produce varying quantities of cement kiln dust (CKD). This production by-product consists of fine-grained, solid, highly alkaline material removed from cement kiln exhaust gas by air pollution control devices. Since much of the CKD is unreacted raw materials, it is generally permissible to recycle the CKD back into the production process, and large amounts often are treated in such manner. CKD that is not returned to the production process or sold as a separate product is disposed in landfills. CKD is currently exempted from federal hazardous waste regulations under Subtitle C of the Resource Conservation and Recovery Act.

The environmental accruals recorded by the Company are based on internal studies of the required remediation costs and estimates of potential costs that arise from time to time under federal, state and/or local environmental protection laws. Many of these laws and their attendant regulations are complex and are subject to challenges and new interpretations by regulators and the courts. In addition, new laws are also enacted from time to time. It is often difficult to accurately and fully quantify the costs to comply with new rules until it is determined to which type of operations they will apply and the manner in which they will be implemented is more accurately defined. This process typically takes years to finalize, and the rules often change significantly from the time they are proposed to the time they are final. The Company typically has several appropriate alternatives available to satisfy compliance requirements, which could range from nominal costs to some alternatives that may be satisfied in conjunction with equipment replacement or expansion that also benefit operating efficiencies or capacities and carry significantly higher costs.

Management believes that its current accrual for environmental costs is reasonable, although those amounts may increase or decrease depending on the impact of applicable rules as they are finalized or amended from time to time and changes in facts and circumstances. The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and any potential noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See “Legal Proceedings" under Item 3 of this Form 10-K, “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the Company’s consolidated financial statements included under Item 8, “Financial Statements and Supplemental Data,” of this Form 10-K, and the “Environmental Regulation and Litigation" section included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

Mine Safety and Land Reclamation

In general, mining, production and distribution facilities for aggregates, cement, ready mixed concrete and asphalt must comply with air quality, water quality and other environmental regulations, zoning and special use permitting requirements, applicable mining regulations, and federal health and safety requirements. As the Company locates and acquires new production and distribution facilities, the Company works closely with local authorities during the zoning and permitting processes to design new quarries, mines, production and distribution facilities in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry, mine, production and distribution facilities can be situated at a substantial distance from surrounding property owners. Also, in certain markets, the Company’s ability to transport material by rail or water allows it to locate its facilities further away from residential areas. The Company has established policies designed to minimize disturbances to surrounding property owners from its operations.

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

The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free interest rate. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal

Form 10-K ♦ Page 7

Part I ♦ Item 1 – Business

requirements, see “Note N: Commitments and Contingencies” of the “Notes to Financial Statements” of the Company’s consolidated financial statements included in Item 8, “Financial Statements and Supplemental Data,” of this Form 10-K. The Company performs activities on an ongoing basis, as an integral part of the normal quarrying process, that may reduce the ultimate reclamation obligations. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets both safety regulations required by MSHA for ongoing operations as well as final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Reclaimed quarry sites owned by the Company are from time to time available for sale, typically for commercial development or use as water reservoirs, or have been converted for recreational use by the local community.

Climate Change Risks and Opportunities

The Board and management have identified certain risks related to the transition to a lower-carbon economy, risks related to the physical impacts of climate change and other climate-related opportunities.

Board Oversight and the Role of Management The Board of Directors has an essential role in determining the Company's strategic priorities, and climate change and other sustainability matters are an integral part of its governance and oversight of the business. In 1994, the Company established an Ethics, Environment, Safety and Health (EESH) Committee, which currently meets at least four times annually. The EESH Committee receives reports directly from management relating to environmental, safety, ethics and other sustainability matters, including greenhouse gas (GHG) and climate change-related matters, reviews input and engagement with investors on these matters, and monitors the Company's compliance with environmental, health and safety laws and regulations, as well as its public reporting and disclosure with respect to climate change-related risks and opportunities and other environmental issues. The EESH Committee reports to the full Board, and a number of other Board committees have overlapping responsibility for sustainability matters, including the Audit Committee, which reviews the Company's significant environmental matters and assesses the potential risks and liabilities they may pose to its business, and the Management Development and Compensation Committee, which reviews management's performance with regard to its sustainability goals and considers those achievements in determining incentive pay. While the Board oversees Martin Marietta's risk management, the executive officers are responsible for the day-to-day risk management processes, and management receives at least quarterly updates from operating personnel directly responsible for compliance relating to EESH matters. Management believes this division of responsibilities is the most effective approach for addressing the risks facing the Company. The Company also has a Head of Sustainability, who reports directly to the Executive Vice President and General Counsel on climate and other sustainability matters. The Company believes the above approach has been effective in integrating sustainability as a core element of its corporate governance.

Transition Risks

The Company's sustainability risk management framework is designed to identify various transition risks, including policy and legal risks, technology risks, market risks and reputation risks, associated with climate change and transitions to a lower-carbon economy.

Policy and Legal Risks A number of governmental bodies, including the U.S. Congress and various U.S. states, have proposed, enacted or are contemplating legislative and regulatory changes to mitigate or address the potential impacts of climate change, including provisions for GHG emissions reporting or reductions, the use of alternative fuels, carbon credits (such as a cap-and-trade system) and a carbon tax. For example, in the United States, the United States Environmental Protection Agency (USEPA) promulgated a rule mandating that companies considered to be large emitters of GHGs report those emissions. The manufacturing operations of the Company’s Magnesia Specialties business release carbon dioxide, methane and nitrous oxides during the production of lime, magnesium oxide and hydroxide products. The Company’s two magnesia-based chemicals facilities, as well as its cement operations in Texas, file annual reports of their GHG emissions in accordance with the USEPA reporting rule. The primary business and operations of the Company, however, including its aggregates, ready mixed concrete and asphalt and paving product lines, are not considered “major” sources of GHG emissions subject to the USEPA reporting rule. Most of the GHG emissions from aggregates plant operations are tailpipe emissions from mobile sources, such as heavy construction and earth-moving equipment.

Form 10-K ♦ Page 8

Part I ♦ Item 1 – Business

The Company’s cement plants, as well as its Magnesia Specialties plants, are strictly regulated with respect to GHG emissions and hold Title V Permits, and each (other than the Manistee, Michigan facility) is also subject to the U.S. Clean Air Act's Prevention of Significant Deterioration (PSD) requirements which require a permit program for certain new or modified sources of emissions. Although several large-scale projects for carbon capture are in the development phase, no technologies or methods of operation for reducing or capturing GHGs have yet been proven successful in large-scale applications, other than improvements in fuel efficiency. If future modifications to the Company's facilities require PSD review for other pollutants, GHG permitting requirements may also be triggered and may require significant additional costs, which the Company expects would be passed on to customers. It is not currently possible to estimate the cost of any such future requirements. In addition, the USEPA and the U.S. Supreme Court have taken different positions with respect to the USEPA's authority to make rules in these and other areas which could create uncertainty regarding regulatory compliance on these matters in the future.

In 2021, a pair of executive orders and a presidential memorandum were issued making climate change central to U.S. policy and setting out several administrative priorities and undertakings to reduce GHG emissions. The United States reentered the Paris Agreement in January 2021 and later announced the U.S. reduction commitments under the Paris Agreement, including a 50% to 52% economy-wide reduction in net GHG emissions from 2005 levels by 2030. The United States also entered a pact with 103 countries and jurisdictions, known as the Global Methane Pledge, to reduce global methane emissions by 30% from 2020 levels by the end of the decade.

In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act (IIJ Act), which provides billions of dollars in new funding for public transit and clean energy projects intended, in part, to address climate change, including road, bridge and other major infrastructure projects. These projects, as well as new public transit and clean energy projects, require aggregates and cement for construction and may result in increased demand for the Company's products. See Climate-Related Opportunities section for additional information.

Although it is impossible to determine the actions the federal government will ultimately take to implement climate change-related orders, commitments and laws, or the full scope, timing or ramifications of such measures, the United States, like other signatories to the Paris Agreement, is currently pursuing a goal of a Net Zero GHG by 2050. It is also possible that the USEPA and other agencies will use their rule-making authority and procurement decisions to further address climate change. Various states where the Company has operations have enacted or are considering climate change initiatives as well, and the Company may have been and may continue to be subject to state regulations in addition to any federal laws and rules that are passed. In October 2023, California adopted its California Climate Accountability Package which includes annual reporting of Scope 1, Scope 2 and Scope 3 emissions on a phased-in implementation schedule, climate-related risk reporting for certain companies and heightened disclosure standards around net zero emissions claims, carbon-neutral claims or significant GHG emissions reduction claims and the purchase or use of voluntary carbon offsets used to achieve those claims. These rules have been challenged and may be challenged in the future by various groups and the future resolution of such challenges are unknown at this time. In addition, certain other states are enacting laws and regulations that seek to eliminate the consideration of climate-related matters in state pension fund investment decisions and other company programs. These and other state climate-related or anti-climate, social and governance regulations may result in significantly higher compliance costs and risks.

If and when the USEPA issues new regulations and/or Congress passes additional legislation restricting GHGs emissions, the Woodville, Ohio and Manistee, Michigan Magnesia Specialties operations, as well as the Company’s cement plants in Texas, which release CO2 in certain of their processes and use carbon-based fuels for power equipment, kilns and the Company’s mobile fleet, will likely be subject to these new regulations. The Company's cement operations, like those of other cement producers, require combustion of significant amounts of fuel to generate high kiln temperatures and create carbon dioxide as a product of the calcination process, which is presently an unavoidable step in making clinker, the essential component for the production of cement. Accordingly, the Company continues to closely monitor GHG regulations and legislation and its potential impact on the Company's cement business, financial condition and product demand. The Company anticipates that any increased operating costs or taxes relating to GHG emission limitations at the Woodville or cement facilities would be passed on to customers. The magnesium oxide products produced at the Manistee operation, however, compete against other products that, due to the form and/or structure of the source material, require less energy in the calcination process, resulting in the generation of fewer GHGs per ton of production. Due to GHG emissions requirements, the Manistee facility may be required to absorb additional costs, including for taxes or capital investments, in order to maintain competitive pricing in that market. In addition, the cement produced by the Company’s cement operations, like other U.S. producers, is subject to strict limits set by the U.S. Department of Transportation (USDOT) and other agencies, including those relating to “clinker substitution”, or the replacement of ground clinker in cement with alternate materials such as pozzolan, slag and fly ash, which has implications for the Company’s fuel use and efforts to reduce GHG emissions from its cement operations. For example,

Form 10-K ♦ Page 9

Part I ♦ Item 1 – Business

various industry associations are engaged in an effort requesting the USDOT and other agencies to further revise their standards allowing for greater rates of clinker substitution, similar to the rates currently permitted for European cement producers. If higher rates of substitution and blending are, in fact, permitted in the future, the result is likely to be both reduced clinker and power consumption in cement production, which would, in turn, reduce GHGs emitted in connection with each ton of cement produced in the United States. With the acceptance of Portland Limestone Cement (PLC) by the Texas Department of Transportation, in 2022, the Company embarked on a rollout of PLC cement, and by the end of 2022, the Company had converted 90% of its Type I/II customers in Texas to the PLC product. PLC cement may reduce the GHG footprint of the Company's cement product line up to 10%.

In light of the various regulatory uncertainties, the Company cannot presently reasonably predict the costs of any future compliance requirements. Nonetheless, the Company does not believe it will have a material adverse effect on the financial condition or results of the operations of either the Magnesia Specialties business or Building Materials business.

Technology Risks Consideration of the impact of technology is integrated into the Company’s risk management process. In an effort to mitigate the risks to the Company associated with climate change while ensuring and improving financial sustainability, the Company has adopted a corporate-wide management strategy, which has resulted in multiple initiatives to identify and implement or evaluate GHG reduction processes and technologies that also improve operational efficiencies, including: using alternative fuels such as biodiesel; reducing overall fuel use by converting from quarry trucks to conveyor systems; right-sizing quarry trucks to match the appropriately sized truck with the size of production to reduce the number of required trips; replacing older railcars with more efficient, high-capacity models that reduce the number of required trips; adding rail capacity in lieu of truck movements; and installing state-of-the-art emissions control equipment at one of the Company’s magnesia plants and tire processing systems for fuel, as well as a larger natural gas line, at one of the Company’s cement plants. The Company’s Midlothian cement plant has been recognized by the USEPA as a high-performing, energy-efficient facility following investments in innovative air pollution control technologies and usage of alternative fuels. The road to Net Zero for the Company and others in its industry requires operational changes, investments in sustainable energy, and in some cases, technology that is not yet available. The Company continues to monitor various pilot projects being conducted relating to the development of carbon capture technology; however, no technologies or methods of operation for reducing or capturing GHGs from cement manufacture have yet been proven successful in a full production environment, other than improvements in fuel efficiency. While awaiting further development of carbon capture technology, the Company has invested heavily and continues to look for opportunities to invest in its sustainability practices.

Market Risks The nature of the Company’s competition varies among its products due to the differing amounts of capital necessary to build and maintain production facilities and can be influenced by climate-related risks and opportunities particularly with respect to the Company’s small-but-strategic heritage cement business. Most domestic cement producers are owned by large non-U.S. companies operating in multiple international markets that report their results (including sustainability and climate-related metrics) on a world-wide consolidated basis. The Company is subject to U.S. environmental regulations and there are critical regulatory differences between the U.S. and the European Union and differing calculation methodologies for carbon intensity calculations, blending and fuel choice that result in meaningful differences in the makeup of corresponding end-products and reported emissions metrics. Those differences, in turn, make like-for-like comparisons of the emissions performance with the performance of the Company's heritage cement business challenging. To the extent that investors or consumers decide to use world-wide comparisons of these metrics in making investment and purchase decisions, the Company could be at a competitive disadvantage. Geography is critically important when assessing market attractiveness and growth opportunities for the Company. Attractive geographies generally exhibit (a) population growth and/or high population density, both of which are drivers of heavy-side building materials consumption; (b) business and employment diversity, drivers of greater economic stability, and (c) a superior state financial position, a driver of public infrastructure investment. All of these factors can be and are influenced by climate change and physical risk and opportunities.

Reputation Disruptions to the Company’s operations and to its customers' transportation activities by climate-related risks could impact the Company’s reputation and result in additional costs to the Company. Any failure or perceived failure to achieve or accurately report on the Company's current or future climate-related commitments, including its GHG reduction and net zero targets, and any differences between its commitments and those of any companies to which the Company is compared, could harm the Company's reputation, adversely affect its ability to effectively compete (including as a result of disclosure of proprietary information regarding its plants or changes in its ability to raise capital), adversely affect its recruitment and retention efforts or expose the Company to potential legal liability. In addition, while the Company is committed to pursuing its sustainability objectives, there is no assurance that it will achieve any of its sustainability goals or commitments, that low- or non-carbon-based energy sources and technologies required to meet long-term emissions reductions in some of the sectors

Form 10-K ♦ Page 10

Part I ♦ Item 1 – Business

in which it operates will be available at scale in the United States on an economically feasible basis or that its suppliers can meet sustainability, diversity and other standards that are required by current or future laws or established by its investors and other stakeholders. Failure to meet these commitments could result in reputational harm to the Company and changes regarding climate risk management and practices may result in higher regulatory and compliance risks and costs. Any violations of law (including environmental law) or improper conduct could damage the Company's reputation.

Physical Impacts In addition to impacts from increased regulation, climate change may result in physical impacts that could have adverse effects on the Company’s operations or financial condition. Physical impacts may include disruptions in production and/or regional supply or product distribution networks due to major storm events, shifts in regional rainfall and temperature patterns and intensities, as well as flooding from sea level changes. In addition, production and shipment levels for the Building Materials business correlate with general construction activity, which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which can significantly affect that business. In the Company's cement and downstream operations businesses, the physical impacts of climate change may result in disruptions to its operations or its customers’ transportation activities, including impacts on production capabilities and capacities, supply chain interruptions and project delays that can impact the Company's reputation and result in additional costs to the Company. Excessive rainfall and other severe weather jeopardize production, shipments and profitability in all markets served by the Company in its Building Materials business. In addition, climate and inclement weather can reduce the useful life of an asset. In particular, the Company’s operations in the Atlantic and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October. The Company is also at risk for Pacific Ocean storm activity. The last few years brought an unprecedented amount of precipitation to the United States and particularly to Texas and the southeastern United States, notably the Carolinas, Florida and Georgia, where it impacted the Company’s facilities. In California and Arizona, drought conditions have led to water use restrictions in numerous water districts, and insufficient supply of water for the Company's operations in those areas could impact production. In California, early 2023 storms and flooding caused operational delays and challenges. While reconstruction activities may offset some or most of the financial impacts on sales and demand, any of these events could have a material adverse effect on the Company’s business and operations.

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

Climate-Related Opportunities Notwithstanding the foregoing risks and uncertainties relating to climate change, there may also be opportunities for the Company to increase its business or revenues, both in terms of the physical impacts of climate change and market opportunities associated with the transition to a low-carbon and climate-resilient economy. For example, warm and/or moderate temperatures in March and November allow the construction season to start earlier and end later, respectively, which could have meaningfully positive impacts on the Company’s first- and fourth-quarter results, respectively. From a regulatory standpoint, as noted above, the IIJ Act provides billions of dollars in new funding for roads, bridges and other major infrastructure projects which require aggregates and cement for construction. New public transit and clean energy projects that address climate change may also result in increased demand for the Company's products. Other opportunities are likely to result from the passing of the $1.2 trillion IIJ Act, the Cornyn-Padilla Amendment that allows $104 billion of unused COVID-19 dollars to be directed to infrastructure projects, and $7.0 billion of voter-approved state and local transportation-related 2023 ballot initiatives, all of which will fund infrastructure growth, repair and development. In addition, the Company’s magnesium hydroxide products are used to increase fuel efficiency in various industries, including both coal- and gas-fired electricity generation, which has a direct impact on reducing energy use and GHG emissions by more GHG-intense companies. Finally, the desire for sustainable building solutions has led to greater recognition of the benefits of concrete construction in the effort to move to a circular economy through innovative products, longevity and recyclability, and increased demand for green construction projects would have a direct impact on the Company’s cement and concrete business.

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

Form 10-K ♦ Page 11

Part I ♦ Item 1 – Business

Human Capital Resources

As of January 31, 2024, the Company has approximately 9,400 employees, of which approximately 7,000 are hourly employees and approximately 2,400 are salaried employees. Approximately 1,200 hourly employees (12% of the Company’s employees) are represented by labor unions, representing 14% of the Building Materials business’ hourly employees and 100% of the Magnesia Specialties segment’s hourly employees. The Company’s principal union contracts for the Magnesia Specialties business cover employees at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Woodville and Manistee collective bargaining agreements expire in June 2026 and August 2027, respectively. The Company believes it has good relations with its employees, including its unionized workforce.

Management believes the Company’s success depends on its ability to attract, develop and retain key personnel. Martin Marietta offers a comprehensive benefits package that includes:

•
Competitive compensation;
•
401(k) with company match;
•
Company-funded pension plan;
•
Medical (PPO and HDHP/HSA plan options);
•
Dental and vision coverage;
•
Flexible spending accounts;
•
Paid holidays and generous paid time off;
•
Educational/tuition assistance plan (described in more detail below);
•
Employee discount program;
•
Adoption assistance program;
•
Life, AD&D and disability insurance;
•
Employee assistance program; and
•
Wellness programs.

The Company significantly enhanced company-provided benefits for its hourly employees in 2022 and 2023. The Company increased the benefit value for hourly employees in its currently fully funded pension plan by 76% in 2022. In conjunction with this increase, the Company embarked on a comprehensive education campaign to help employees better understand their retirement benefits and how that impacts their individual decisions to save for retirement. Additionally, in 2023, the Company added company-paid, long-term disability insurance for its hourly employees and implemented a more robust paid time off (PTO) policy, which increased PTO benefits for the vast majority of employees.

The Company’s management oversees various employee initiatives to develop its employees and the Management Development and Compensation Committee regularly reviews the compensation and development programs to achieve those objectives. The Company offers many training and development opportunities, including the following:

•
On-the-job training in the field and through the Company's Martin Marietta University, an interactive learning management system that serves as the gateway to a variety of valuable learning resources that support employee development;
•
A management associate program which provides entry-level opportunities for engineering, geology or STEM graduates in the aggregates industry. This is a 12-to-18-month on-the-job training that allows recent college graduates to jump-start their career by gaining cross-functional experience and developing transferable skills at an accelerated pace. The program includes job rotations, training and executive mentorship.
•
An Educational Assistance Program available for undergraduate and graduate degrees as well as individual vocational, undergraduate or graduate courses specifically related to an employee’s field;
•
A partnership with the University of North Carolina to provide a Leadership Program for senior managers and executives;
•
A partnership with North Carolina State University to provide a leadership program for managers;
•
An internal job board, as well as communications, reminding employees about this resource; and
•
A robust performance review process.

Form 10-K ♦ Page 12

Part I ♦ Item 1 – Business

In 2020, the Company launched an Inclusion and Engagement Task Force, comprised of employees with diverse race, gender, background and experience, focused on hiring, developing and retaining diverse employees to strengthen its talent pipeline and increase employee engagement and retention. The Company also developed and launched an inclusion and engagement awareness communications campaign to help managers and employees better understand the importance of inclusion and engagement matters and how inclusion and engagement are already ingrained in Martin Marietta’s culture and values. The campaign supports the Company's employer brand — ONE, which brings together its employees’ unique perspectives, experiences and talents to evolve a shared vision and future. In 2022, the Company began launching employee resource groups starting with a Military and Veterans Community resource group. In 2023, the Company introduced the Multicultural Employee Resource Group (MERGE) and the Women Who Build resource group. The Company has joined the CEO Action for Diversity & Inclusion coalition and has expanded its academic outreach by partnering with Shaw University, a historically Black university in Raleigh, North Carolina.

Health and safety in the workplace is one of the Company’s core values. The Guardian Angel safety program provides that every employee has the right, and the obligation, to stop any unsafe condition and that zero safety incidents is achievable. It includes the notion that every employee acts as a wingman for other employees, to observe and act on any situation that potentially creates unsafe circumstances. The companywide safety performance achieved the seventh consecutive year of world class or better lost-time incident rate and the third consecutive year for total injury incidence rate.

The Company also established a World Class Task Force, whose mission is to promote continuous improvement. The Company has taken these steps to better allow it to grow responsibly and encourage employee engagement.

Available Information

The Company maintains an internet address at www.martinmarietta.com. The Company makes available free of charge through its internet website its Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), which are available as soon as reasonably possible after they are submitted to the Securities and Exchange Commission (SEC). You can access the Company’s filings with the SEC through the SEC website at www.sec.gov or through the Company's website, and the Company strongly encourages you to do so. Martin Marietta routinely posts information that may be important to investors on its website at www.ir.martinmarietta.com, and it uses this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of the Company's website are not incorporated by reference in this Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-K other than as required by law.

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

Industry Risk Factors

Our business depends on activity within the construction industry, which can be cyclical.

Economic and political uncertainty can impede growth in the markets in which we operate. Demand for our products, particularly in the private nonresidential and residential construction markets, could decline if companies and consumers are unable to obtain credit for construction projects or if an economic slowdown causes delays or cancellations of capital projects. State and federal budget issues sometimes undermine the funding available for infrastructure spending. The lack of available credit may limit the ability of states to issue bonds to finance construction projects. As a result of these issues, several of our top revenue-generating states, from time to time, stop bidding or slow bid projects in their transportation departments.

We sell most of our aggregates (our primary business) and our cement products to the construction industry and, therefore, our results depend on that industry’s strength. Since our businesses depend on construction spending, which can be cyclical, our profits are sensitive to national, regional and local economic conditions and the intensity of the underlying spending on aggregates and cement products. Construction spending is affected by economic conditions, changes in interest rates, inflation, employment levels, demographic and population shifts, and changes in construction spending by federal, state and local governments. If economic conditions worsen, a recession in the construction industry may occur and affect the demand for our products. The recessions of the late 2000s and early 2010s (the Great Recession) were examples, and our shipment volumes were significantly reduced and remain below peak shipment levels, excluding the contribution of acquisitions. Construction spending can also be disrupted by terrorist activity and armed conflicts.

Form 10-K ♦ Page 14

Part I ♦ Item 1A – Risk Factors

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate due to the high cost to transport our products relative to their selling price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our Building Materials business’ top ten revenue-generating states of Texas, North Carolina, Colorado, California, Georgia, Minnesota, Arizona, Iowa, Florida and Indiana, our profitability will decrease. We experienced this situation during the Great Recession.

Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal, state and local budget and deficit issues. Remote working trends or other factors that reduce vehicle miles driven can have a negative impact on various revenue streams that fund roadway projects. Further, delays or cancellations of projects in the nonresidential and residential construction markets, which combined accounted for 59% of aggregates shipments in 2023, could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

Our Building Materials business is seasonal and subject to the weather, which can significantly impact operations.

Since the heavy-side construction business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, extreme temperatures, snow, heavy or sustained rainfall, wildfires and earthquakes, reduce construction activity, restrict the demand for our products and impede our ability to efficiently transport material. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations and similar events. Severe drought conditions can restrict available water supplies and restrict production. Production and shipment levels of the Building Materials business’ products follow activity in the construction industry, which typically is strongest in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the production and shipment levels for our Building Materials business, including all of our aggregates-related downstream operations, vary by quarter. The second and third quarters are generally subject to heavy precipitation, and thus are more profitable if precipitation is lighter. The first and fourth quarters, which are subject to the impacts of winter weather, are generally the least profitable, but can be more profitable if the impact of winter weather is less. Our operations in the Atlantic and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October. Our California operations are at risk for Pacific Ocean storms, wildfire activity and water use restrictions in the event of severe drought conditions. These weather events and conditions may be exacerbated by climate change in the near and long term.

Competition and Growth Risk Factors

Our Building Materials business depends on the availability of quality aggregates reserves or deposits and our ability to mine them economically.

Our challenge is to find quality aggregates deposits that we can mine economically, with appropriate permits, near either growing markets or long-haul transportation corridors that economically serve applicable markets. As communities in many of our geographic markets have grown, they have settled in and around attractive quarrying locations and have imposed restrictions on mining. We try to meet this challenge by identifying and permitting sites prior to economic expansion, buying more land around our existing quarries to increase our mineral reserves, developing underground mines and expanding a distribution network that transports aggregates products by various methods, including rail and water. While our distribution network allows us to transport our products longer distances than would normally be considered economical, we can give no assurances that we will be successful at this strategy.

Our businesses face many competitors.

Our businesses have many competitors, some of whom are bigger and have more resources than we do. Some of our competitors operate on a worldwide basis. Our results are affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of other competitors and the entry of new competitors in a market. We also face competition for some of our products from alternative products. For example, our Magnesia Specialties business competes with other chemical products that could be used instead of our magnesia-based products. As other examples, our aggregates, ready mixed concrete, asphalt and paving businesses compete with recycled asphalt and concrete products that could be used in certain applications instead of new products and our cement operations

Form 10-K ♦ Page 15

Part I ♦ Item 1A – Risk Factors

compete with international competitors who import products into the United States from jurisdictions with lower production and regulatory costs and burdens.

Our future growth depends in part on acquiring other businesses in our industry, and we have the ability to acquire businesses by paying all or in part with shares of our common stock.

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

We have the ability to pay all or part of the purchase price of any future acquisition with shares of our common stock. We also have the ability to use our stock to make strategic investments in other companies to complement and expand our operations. If we use our common stock in this way, the ownership interests of our existing shareholders at that time will be diluted and the price of our stock could decline. We operate our businesses with the objective of maximizing long-term shareholder return.

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

Any significant business acquisition or combination we might choose to undertake may require that we devote significant management attention and resources to preparing for and then integrating our business practices and operations. Based on our history, we believe we would be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of any potential acquisition or other business combination that we pursue in the future if the integration process takes longer or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

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

Form 10-K ♦ Page 16

Part I ♦ Item 1A – Risk Factors

Our acquisitions and divestitures could harm our results of operations.

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
•
we may lose key employees.

Our cement and Magnesia Specialties businesses may become capacity-constrained.

If our cement or Magnesia Specialties businesses becomes and/or remains capacity-constrained, we may be unable to timely satisfy the demand for some of our products, and any resulting changes in customers would introduce volatility to the earnings of these segments. We can address capacity needs by enhancing our manufacturing productivity, increasing the operational availability of equipment, reducing machinery down time and extending machinery useful life. Future demand for our products may require us to expand our manufacturing capacity further, particularly through the purchase of additional manufacturing equipment. However, we may not be able to increase our capacity in time to satisfy increases in demand that may occur from time to time. Our Texas cement operations are currently capacity constrained, which may prevent us from satisfying customer orders and result in a loss of sales to competitors that are not capacity-constrained. We are permitted to expand production by up to 0.8 million additional tons at our Midlothian cement facility and are currently in the process of effecting an expansion to add 0.5 million tons of annual production capacity. However, we may suffer excess capacity if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize.

Our cement business could suffer if cement or clinker imports from other countries significantly increase or are sold in the United States in violation of U.S. fair trade laws.

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

Many federal, state and local laws and regulations relating to zoning, land use, air emissions (including carbon dioxide and other greenhouse gases), water use, allocation and discharges, waste management, noise and dust control, mining, land reclamation and other environmental, health and safety matters govern our operations. Some of our operations require permits, which may impose additional operating standards and are subject to modification, renewal and revocation. Certain of our operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Despite our extensive efforts to remain in strict compliance at all times with all applicable laws and regulations, the risk of liabilities, particularly environmental liabilities, is inherent in the operation of our businesses. These potential liabilities could result in material costs, including fines or personal injury or damages claims, which could have an adverse impact on our operations and profitability.

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

Our operations are subject to manufacturing, operating and handling risks associated with the products we produce and the products we use in our operations, including the related storage and transportation of raw materials, explosives, products, hazardous substances and wastes. We are exposed to hazards, including storage tank leaks, explosions, discharges or releases of hazardous substances, exposure to dust, and the operation of mobile equipment and manufacturing machinery.

These risks can subject us to potentially significant liabilities relating to personal injury, death or property damage, and may result in significant civil or criminal penalties, which could hurt our productivity or profitability. For example, from time to time, we investigate and remediate environmental contamination relating to our prior or current operations, as well as operations we have acquired from others, and, in some cases, we have been or could be named as a defendant in litigation brought by governmental agencies or private parties to investigate or clean up such contamination.

We are involved from time to time in litigation and claims arising from our operations. While we do not believe the outcome of pending or threatened litigation will have a material adverse effect on our operations or our financial condition, an unexpected and material adverse outcome in a pending or future legal action could potentially have a negative effect on our Company.

Legislation or regulations to address climate change and transition to a low-carbon economy may adversely impact our business, including financial impacts.

A number of governmental bodies, including the U.S. Congress and various U.S. states, have proposed, enacted or are contemplating legislative and regulatory changes to mitigate or address the potential impacts of climate change, including provisions for greenhouse gas (GHG) emissions reductions or the use of alternative fuels, carbon credits (such as a cap-and-trade system) and a carbon tax. For example, in the United States, the United States Environmental Protection Agency (USEPA) promulgated a mandatory reporting rule covering GHG emissions from sources considered to be large emitters. Our cement plants, as well as our Magnesia Specialties plants, are strictly regulated with respect to GHG emissions and hold Title V Permits under USEPA regulations, and each (other than the Manistee Michigan facility) is also subject to the U.S. Clean Air Act’s Prevention of Significant Deterioration (PSD) requirements which require a permit program for certain new or modified sources of emissions. If future modifications to our Magnesia Specialties or cement facilities require PSD review for other pollutants, GHG permitting requirements may also be triggered, which could require us to incur significant additional costs. It is not possible, however, to estimate the cost of any future requirements at this time.

In 2021, a pair of executive orders and a presidential memorandum were issued making climate change central to U.S. policy and setting out several administrative priorities and undertakings to reduce GHG emissions. The United States reentered the Paris Agreement in January 2021 and later announced the U.S. reduction commitments under the Paris Agreement, including a 50% to 52% economy-wide reduction in net GHG emissions from 2005 levels by 2030. The United States has also entered a

Form 10-K ♦ Page 18

Part I ♦ Item 1A – Risk Factors

pact with 103 countries and jurisdictions, known as the Global Methane Pledge, to reduce global methane emissions by 30% from 2020 levels by the end of the decade. Although it is impossible to determine the actions the federal government will ultimately take to implement these or other orders, commitments and laws, or the full scope, timing or ramifications of such measures, the United States, like other signatories to the Paris Agreement, is currently pursuing a goal of a Net Zero GHG by 2050. It is also possible that the USEPA and other agencies will use their rule-making authority and procurement decisions to further address climate change. Various states where we have operations have enacted or are considering climate change initiatives as well, and we have been and may continue to be subject to state regulations in addition to any federal laws and rules that are passed. For example, California has had a cap-and-trade program for emissions rights since 2012. In addition, in October 2023, California adopted its California Climate Accountability Package which includes annual reporting of Scope 1, Scope 2 and Scope 3 emissions on a phased-in implementation schedule, climate-related risk reporting for certain companies and heightened disclosure standards around net zero emissions claims, carbon-neutral claims or significant GHG emissions reduction claims and the purchase or use of voluntary carbon offsets used to achieve those claims. These and other state climate-related regulations may result in significantly higher compliance costs and risks.

In addition, although our aggregates, ready mixed concrete, asphalt and paving operations are not considered “major” sources of GHG emissions subject to the USEPA reporting rule, any additional regulatory restrictions on emissions of GHGs imposed by the USEPA would likely impact our magnesia-based chemicals operations in Woodville, Ohio, and Manistee, Michigan, as well as our cement operations in Texas, which in 2023 filed annual reports of GHG emissions as required by the USEPA reporting rule. We may not be able to recover any increased operating costs, taxes or capital investments (other than with respect to any carbon reduction or capture technologies) relating to GHG emission limitations at those plants from our customers in order to remain competitive in pricing in the relevant markets. Our businesses also are dependent on reliable sources of energy and fuels. We could incur increased costs or disruptions in our operations if climate change legislation and regulation (including regulatory changes with respect to alternative fuel use) or severe weather affect the price or availability of purchased energy or fuels or other materials used in our operations.

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

Climate change may result in physical impacts that could have adverse effects on our operations or financial condition.

Given the nature of our operations, physical impacts may include disruptions in production, regional supply or product distribution networks, as well as negative impacts on the price or availability of purchased energy or fuels, due to major storm events or other severe weather, shifts in regional rainfall and temperature patterns and intensities, and flooding from sea level changes. In addition, production and shipment demand for our Building Materials business correlate with general construction activity and rely on road, rail and water transportation networks, most of which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which can significantly affect that business. In our cement and downstream businesses, the physical impacts of climate change may result in disruptions to our operations and to our customers’ transportation activities, including impacts on production capabilities and capacities, supply chain interruptions and project delays, which can impact our reputation and result in additional costs to our Company. Excessive rainfall and other severe weather events also jeopardize production, shipments and profitability in all markets served by our Building Materials business. In particular, our operations in the Atlantic and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October. In addition, our California operations are at risk for wildfires, which is exacerbated by drought, which may also result in water restrictions, while recent unprecedented storms and flooding have caused operational delays and challenges. Increased intensity and frequency of extreme weather events have been linked to climate change, and further global warming may increase the risk of adverse weather conditions. Climate and inclement weather can also reduce the useful life of an asset. These and other climate-related risks, such as a downturn in the construction sector due to harsh weather, significant precipitation or other changes in weather, could impact our customers, which could lead to reduced demand for our products. We may not be able to pass on to our customers all the costs related to mitigating these risks.

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

Our businesses could be impacted by rising interest rates.

Our operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Therefore, our business in these industries may decline from rising interest rates and cost increases.

Notably, demand in the residential construction market in which we sell our aggregates products is affected by interest rates. The Federal Reserve raised interest rates throughout 2023 to attempt to address high inflation. Sustained high interest rates may affect our business in an adverse manner. The residential construction market accounted for 24% of our 2023 aggregates shipments.

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
•
changes in available tax credits;
•
changes in stock-based compensation;
•
the write-off of nondeductible goodwill resulting from divestitures;
•
other changes in tax laws; and
•
the interpretation of tax laws and/or administrative practices.

The Infrastructure Investment and Jobs Act imposes a minimum corporate income tax rate of 15% on companies with at least $1 billion of pretax earnings. Any significant increase in our future effective income tax rate could reduce our net earnings and free cash flow for future periods.

Climate change and sustainability matters and any related reporting obligations may impact our businesses.

Investors, other stakeholders, and U.S. and international regulators are often focused on climate change and sustainability matters. For example, new proposed U.S. laws and regulations relating to and requiring disclosure of such matters, including those relating to sustainability, climate change, supply chain, human capital and diversity, are under consideration or being adopted, or may be proposed in the future. These requirements have resulted in and may continue to result in our need to make additional investments and implement new practices and reporting processes, all entailing management attention and additional compliance risk. Any failure or perceived failure to achieve or accurately report on our current or future climate-related commitments, including our GHG reduction and net zero targets, and any differences between our commitments and those of any companies to which we are compared, could harm our reputation, adversely affect our ability to effectively compete (including as a result of disclosure of proprietary information regarding our plants or changes in our ability to raise capital), adversely affect our recruitment and retention efforts or expose us to potential legal liability. In addition, while we are

Form 10-K ♦ Page 20

Part I ♦ Item 1A – Risk Factors

committed to pursuing our sustainability objectives, there is no assurance that we will achieve any of our sustainability goals or commitments, that low- or non-carbon-based energy sources and technologies required to meet long-term emissions reductions in some of the sectors in which we operate will be available at scale in the United States on an economically feasible basis or that our suppliers can meet sustainability, diversity and other standards that are required by current or future laws or established as investment criteria, voting guidelines or activism triggers by our investors and other stakeholders. Failure to meet these commitments could result in reputational harm to our Company and changes regarding climate risk management and practices may result in higher regulatory and compliance risks and costs.

Our businesses could be adversely affected by outbreak of disease, epidemic or pandemic, or similar public health threat, or fear of such an event and its related economic and societal response.

Our businesses could be negatively impacted by the widespread outbreak of an illness or other communicable disease, or any other public health crisis that results in economic and trade disruptions. Public health threats can negatively impact economic activity, consumer confidence and discretionary spending, and overall market conditions and these conditions could have an impact on our Company to the extent that they occur in regions where our Building Materials business principally operates. Further, outbreaks of illnesses could negatively affect the health of our employees, employee productivity, customer purchasing patterns and fulfillment of purchase orders, availability of supplies, pricing for raw materials and the ability to transport materials via the Company’s distribution network. We actively monitor public health situations as part of our health and safety measures and acted during the COVID-19 pandemic to comply with federal, state and local mandates and to protect the health and safety of our employees. We may take further actions that alter our business operations, including any that may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors, communities and other stakeholders as we adapt to public health events from time to time.

Personnel Risks

Labor disputes could disrupt operations of our businesses.

Labor unions represent 14% of the hourly employees of our Building Materials business and all of the hourly employees of our Magnesia Specialties business. Our collective bargaining agreements for employees of our Magnesia Specialties business at the Woodville, Ohio, lime plant and the Manistee, Michigan magnesia chemicals plant expire in June 2026 and August 2027, respectively.

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

Our reputation, ability to do business and results of operations could be impaired by improper conduct by any of our employees, agents or business partners.

We are subject to regulation under a wide variety of U.S. federal and state and some non-U.S. laws, regulations and policies, including laws related to anticorruption, antibribery, export and import compliance, antitrust and money laundering, due to our operations. We cannot provide assurance that our compliance policies and internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any violations of law or improper conduct could damage our reputation and, depending on the circumstances, subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could have a material adverse impact on our business prospects, financial condition, results of operations, cash flows and the market value of our stock.

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

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are periodically changed. New or revised accounting standards could, either positively or negatively, affect results reported for periods after adoption of the standards as compared with the prior periods, or require retrospective application changing results reported for prior periods. We urge you to read about our accounting policies and new accounting pronouncements in Note A: Accounting Policies of our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Reports from the Public Company Accounting Oversight Board’s (PCAOB) inspections of public accounting firms continue to outline findings and recommendations that could require these firms to perform additional work as part of their financial statement audits. Our costs to respond to these additional requirements may increase.

Impairment charges could have a material adverse effect on our financial results.

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

We have considered the current economic environment and its potential impact to our business. Demand for aggregates products, particularly in the infrastructure construction market, has historically been negatively affected by federal and state budget challenges and the uncertainty over future highway funding levels. Further, delays to or cancellations of capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence is eroded by economic uncertainty.

A recessionary construction economy can also increase the likelihood we will not be able to collect all our accounts receivable from our customers. While we are protected in part by payment bonds posted by many of our customers or end-users, as well as statutory lien rights, we have experienced delays in payment from some of our customers during construction downturns and expect that we would experience such delays in the future which would negatively affect operating cash flows.

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

Our Magnesia Specialties business faces currency risks from its overseas activities.

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

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, is out of service as a result of planned or unplanned maintenance, failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions or violent weather conditions. We have scheduled outages that can range from one to several weeks at least once a year to refurbish our cement and dolomitic lime production facilities. In 2023, our cement and Magnesia Specialties operations incurred shutdown costs of $38.4 million and $9.9 million, respectively. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

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

Our ready mixed concrete and asphalt and paving operations typically generate lower profit margins than our aggregates and cement operations due to potentially volatile input costs, highly competitive market dynamics and lower barriers to entry. To reduce our exposure to fluctuations in raw materials costs, we divested our ready mixed concrete operations in Colorado and Central Texas in 2022. Additionally, on February 9, 2024, we sold 20 ready mixed concrete plants serving the Austin and San Antonio, Texas, region.

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

Cement production requires large amounts of energy, including electricity and fossil fuels. Energy costs represented 18% of the 2023 total cost of revenues, excluding inventory change, for our cement operations. Therefore, the cost of energy is one of our largest expenses. Prices for energy are subject to market forces largely beyond our control and can be volatile. Cost increases that we are unable to pass through to the customer in the form of price increases for our products or disruption of the uninterrupted supply of fuel and electricity could adversely affect us. Accordingly, energy cost volatility can adversely affect the financial results of our cement operations. The cement operations have fixed-price agreements for a portion of their 2024 coal, electricity and natural gas needs.

Similarly, our downstream operations also require a continued supply of liquid asphalt and cement, which serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Some of these raw materials we produce internally, but most are purchased from third parties. These purchased raw materials are subject to potential supply constraints and significant price fluctuations, which are beyond our control. The financial results of our ready mixed concrete and asphalt and paving operations have been affected by the short supply or high costs of these raw materials. We generally see frequent volatility in the prices for these raw materials.

Our Magnesia Specialties business has fixed-price agreements for 81% of its 2024 coal, petroleum coke and natural gas needs.

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

Our operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations, as well as confidential and sensitive information about our customers and employees maintained in our computer systems and networks, certain products and services and in the computer systems and networks of our third-party vendors, including cloud-based systems and managed service providers. Cyber threats are rapidly evolving as threat actors have become increasingly sophisticated and carry out direct large-scale, complex attacks against a company. In addition, we have relied on our information technology infrastructure to support remote work from time to time and may need to do so in the future, which can increase cyber risks. We are not able to anticipate or prevent all such attacks and could be held liable for any resulting material security breach or data loss. In addition, it is not always possible to deter misconduct by employees or third-party vendors.

While we have experienced attacks to breach the security of our information technology systems, we are not aware that we have experienced a material cybersecurity incident during the 2023 fiscal year. Breaches of our technology systems, or those of our vendors and customers, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” or "quishing" attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in our Company’s or such vendors’ and customers’ websites, applications, data processing and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by our Company (including information about our business, employees or customers), as well as sensitive personally identifiable information, the disclosure of which could lead to identity theft. Breaches of our products that rely on technology and internet connectivity can expose our Company to product and other liability risk and reputational harm. Measures that we take to avoid, detect, mitigate or recover from material incidents, may be insufficient, circumvented, or may become ineffective.

We have invested and continue to invest in risk management and information security and data privacy measures in order to protect our systems and data, including employee training, organizational investments, incident response plans, table top exercises and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats. Despite our best efforts, we are not fully insulated from data breaches and system disruptions. In addition, we are subject to complex and evolving laws, rules and regulations related to cybersecurity. These laws or regulations may be subject to uncertain or inconsistent interpretations and enforcement.

Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, or failure or perceived failure by us to comply with applicable laws, rules, or regulations, or any media reports of perceived security vulnerabilities to our systems, products and services or those

Form 10-K ♦ Page 25

Part I ♦ Item 1A – Risk Factors

of third parties relied upon by our Company could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers’ information or financial losses that are either not insured against or not fully covered through any insurance maintained by our Company. The report, rumor or assumption regarding a potential breach may have similar results, even if no breach has been attempted or occurred. Any of the foregoing may have a material adverse effect on our business, operating results and financial condition.

We are exposed to risks related to compliance with data privacy laws.

To conduct certain of our operations, we move data across national borders, and consequently are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to our business is often uncertain and may be conflicting, particularly with respect to foreign laws. The California Consumer Privacy Act of 2018 (CCPA), which went into effect in January 2020, provides, among other things, a new private right of action for data breaches, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and provides consumers with additional rights. The California Privacy Rights and Enforcement Act, which became effective on January 1, 2023, amends and expands the CCPA, creating new industry requirements, consumer privacy rights and enforcement mechanisms. In addition, the European Union’s General Data Protection Regulation (GDPR), which became effective in May 2018, greatly increased the jurisdictional reach of European Union law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to security breaches of ours or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.

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

Transportation logistics play an important role in allowing us to supply products to our customers, whether by road, rail or water. We also rely heavily on third-party truck and rail transportation to ship coal, natural gas and other fuels to our plants. Any significant delays, disruptions or the non-availability of our transportation support system could negatively affect our operations. Transportation operations are subject to capacity constraints, high fuel costs and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. In Texas, we compete for third-party trucking services with operations in the oil and gas fields, which can significantly constrain the availability of those services to us. If there are material changes in the availability or cost of transportation services, we may not be able to arrange alternative and timely means to transport our products or fuels at a reasonable cost, which could lead to interruptions or slowdowns in our businesses or increases in our costs.

The availability of railcars can also affect our ability to transport our products. Railcars can be used to transport many different types of products across all of our segments. If owners sell or lease railcars for use in other industries, we may not have enough railcars to transport our products.

We have long-term agreements with shipping companies to provide ships to transport our aggregates products from our Bahamas and Nova Scotia operations to various coastal ports that expire in 2026 and 2027, respectively. Our inability to renew these agreements or enter into new ones with other shipping companies could affect our ability to transport our products.

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

Form 10-K ♦ Page 26

Part I ♦ Item 1A – Risk Factors

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

Form 10-K ♦ Page 27

Part I ♦ Item 1C – Cybersecurity

ITEM 1C – CYBERSECURITY

Risk Management and Strategy

Martin Marietta prioritizes the management of cybersecurity risk and the protection of information across the enterprise by embedding data protection and cybersecurity risk management in its operations. The Company’s processes for assessing, identifying and managing material risks from cybersecurity threats have been integrated into the Company’s overall risk management system and processes.

As a foundation of this approach, the Company has implemented a layered governance structure to help assess, identify and manage cybersecurity risks. Martin Marietta’s cybersecurity policies encompass incident response procedures and information security. In order to help develop these policies and procedures, the Company monitors the privacy and cybersecurity laws, regulations and guidance applicable to, as well as proposed privacy and cybersecurity laws, regulations, guidance and emerging risks. The Company partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise, to monitor and test the performance and effectiveness of its cybersecurity controls and defenses.

As described in Item 1A “Risk Factors” of this Form 10-K, the Company faces risks from cybersecurity threats that could have material adverse effect on its business including its business strategy, results of operations or financial condition. While the Company has experienced attacks on the security of its information technology systems to date, management is not aware that the Company has experienced a material cybersecurity incident during the 2023 fiscal year.

Governance

As part of its overall risk management approach, the Company prioritizes the identification and management of cybersecurity risk at several levels, including Board oversight, day-to-day executive risk management and employee training. The Audit Committee, comprised of independent directors from the Board, oversees the Board’s responsibilities relating to the operational (including information technology risks, business continuity and data security) risk affairs of the Company. The Audit Committee is informed of such risks through quarterly reports from the Senior Vice President, Chief Information Officer (CIO), who oversees the implementation and compliance of information security standards and mitigation of cybersecurity related risks, assesses and manages the cyber risk management program, informs senior management regarding the prevention, detection, mitigation and remediation of cybersecurity incidents with the support of the cybersecurity incident management team and supervises such efforts. The Company’s cybersecurity incident management team has decades of experience selecting, deploying and operating cybersecurity technologies, initiatives and processes as well as managing enterprise risk. The Incident Response Leadership Committee, which includes senior executives across the Company, is alerted as appropriate to cybersecurity incidents. The CIO communicates to the Audit Committee regarding the activities of the Incident Response Leadership Committee.

The Company also holds annual employee trainings on cybersecurity, conducts phishing tests and generally seeks to promote awareness of cybersecurity risk through communication and education of its employees.

Form 10-K ♦ Page 28

Part I ♦ Item 2 – Properties

ITEM 2 – PROPERTIES

Building Materials Business

As of December 31, 2023, the Company processed or shipped aggregates from 357 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. No individual quarry or mine is material to the Company’s business or financial condition. The Company’s aggregates reserves, on average, represent approximately 75 years at the 2023 annual production level. However, certain locations may be subject to more limited reserves and may not be able to expand. As of December 31, 2023, the Company operated 76 aggregates distribution yards. In total, aggregates locations (quarries, mines and distribution yards) include 160 located on land owned by the Company free of major encumbrances, 119 on leased land, 66 on land owned in part and leased in part and 12 on facilities neither owned nor leased where raw materials are removed under an agreement. In addition, as of December 31, 2023, the Company processed and shipped ready mixed concrete and asphalt products from 120 properties in five states, of which 94 are located on land owned by the Company free of major encumbrances, 22 are on leased land and 4 are on land owned in part and leased in part.

An overview of the Company’s quarrying and mining operations is included in “Business—Building Materials Business” and “Business—Environmental and Governmental Regulations,” included in Item 1, “Business” of this Form 10-K, which is incorporated herein by reference. The following map presents the locations of these quarries and underground mines, including the limestone location adjacent to the Hunter cement plant in New Braunfels, Texas, that is classified as held for sale, as of December 31, 2023:

Mineral reserves and mineral resources for the Company’s aggregates and cement businesses have been prepared in accordance with the disclosure requirements of subpart 1300 of U.S. Securities and Exchange Commission Regulation S-K. Mineral resources represent concentrations or occurrences of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. A measured mineral resource is that part of the mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling in sufficient detail to support detailed extraction planning and final evaluation of the economic viability of the deposit to be quarried or mined. An indicated mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of

Form 10-K ♦ Page 29

Part I ♦ Item 2 – Properties

adequate geological evidence and sampling in sufficient detail to support mine planning and evaluation of the economic viability of the deposit of the material to be quarried or mined. Inferred mineral resources are that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The Company has no inferred resources as of December 31, 2023.

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

The Company uses various exploratory drilling methods, depending on the type of deposit, to estimate mineral reserves that are economically mineable. The extent of drilling varies depending on the complexity of the mineral deposit and whether the location is a potential new site (greensite), an existing location or a potential acquisition. More extensive drilling is performed for potential greensites and acquisitions, and, in certain cases, the Company may rely on existing geological data or results of prior drilling by reputable third parties. Subsequent to drilling, selected drill samples are tested by an accredited laboratory for soundness, abrasion resistance and other physical properties relevant to the aggregates industry. If the mineral reserves meet the Company’s standards and are economically mineable, they are either leased or purchased. Once in operation, routine quality control testing is performed to ensure the quality grade of aggregates continues to meet specifications.

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

Set forth in the tables below are the Company’s estimates as of December 31, 2023 of proven and probable mineral reserves of aggregates (crushed stone and sand and gravel) and measured, indicated and inferred mineral resources of aggregates (exclusive of proven and probable reserves), shown on a geographic division basis. The East Division includes Alabama, Florida, Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, Canada and The Bahamas. The Central Division includes Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Nebraska, Ohio and West Virginia. The Southwest Division includes Arkansas, Louisiana, Oklahoma and Texas. The West Division includes Arizona, California, Colorado, Utah, Washington and Wyoming. The reserve estimates shown were determined to be economically mineable using a reasonable and justifiable price for salable product based on the average selling price for the year ended December 31, 2022 with respect to each division for each product category of aggregates resources. The Company’s estimate of resources and reserves of aggregates shown in the tables below includes resources and reserves that would be devoted for use in the Company’s cement product line and Magnesia Specialties business.

Form 10-K ♦ Page 30

Part I ♦ Item 2 – Properties

Summary Mineral Resources At End of Fiscal Year Ended December 31, 2023[1,2]
	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities
Crushed Stone
East Division	144,299	Crushed Stone	30,584	Crushed Stone	174,883	Crushed Stone	—	Crushed Stone
Central Division	—	Crushed Stone	22,730	Crushed Stone	22,730	Crushed Stone	—	Crushed Stone
Southwest Division	—	Crushed Stone	—	Crushed Stone	—	Crushed Stone	—	Crushed Stone
West Division	61,320	Crushed Stone	7,572	Crushed Stone	68,892	Crushed Stone	—	Crushed Stone
Total crushed stone	205,619		60,886		266,505		—
Sand & Gravel
East Division	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel
Central Division	1,102	Sand & Gravel	35,390	Sand & Gravel	36,492	Sand & Gravel	—	Sand & Gravel
Southwest Division	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel
West Division	59,839	Sand & Gravel	143,191	Sand & Gravel	203,030	Sand & Gravel	—	Sand & Gravel
Total sand & gravel	60,941		178,581		239,522		—

Summary Mineral Reserves At End of Fiscal Year Ended December 31, 2023 [1,2]
	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities
Crushed Stone
East Division	4,489,113	Crushed Stone	3,692,657	Crushed Stone	8,181,770	Crushed Stone
Central Division	1,577,555	Crushed Stone	1,215,242	Crushed Stone	2,792,797	Crushed Stone
Southwest Division	2,212,061	Crushed Stone	1,697,084	Crushed Stone	3,909,145	Crushed Stone
West Division	297,904	Crushed Stone	600,000	Crushed Stone	897,904	Crushed Stone
Total crushed stone	8,576,633		7,204,983		15,781,616
Sand & Gravel
East Division	61,645	Sand & Gravel	109,419	Sand & Gravel	171,064	Sand & Gravel
Central Division	214,628	Sand & Gravel	68,654	Sand & Gravel	283,282	Sand & Gravel
Southwest Division	53,741	Sand & Gravel	75,111	Sand & Gravel	128,852	Sand & Gravel
West Division	175,393	Sand & Gravel	21,114	Sand & Gravel	196,507	Sand & Gravel
Total sand & gravel	505,407		274,298		779,705

1.
The tons presented were determined to be economically mineable using the 2022 average selling price per ton for that product category in that geographic division. There is a range of selling prices for each product category and each geography that depend on the type of product, whether it is washed or not, and its end use. The average selling price per ton used for crushed stone for the East Division, Central Division, Southwest Division and West Division was $17.22, $15.57, $11.88 and $14.02, respectively. The average selling price per ton used for sand and gravel for the East Division, Central Division, Southwest Division and West Division was $11.33, $11.54, $14.08 and $16.23, respectively. These prices exclude any portion of revenues allocated to freight, including internal freight to ship products from a producing quarry to a distribution terminal and third-party freight to deliver product to a customer.
2.
For the purposes of this table, the Company calculates its mineral reserves based on land that has been zoned for quarrying and land for which the Company has determined zoning is not required. The Company's reserves presented in the Central Division include dolomitic limestone reserves used in the Magnesia Specialties business. The Company's reserves presented in the Southwest Division include limestone reserves used in the cement product line.

The following presents the Company’s total annual production for the last three years shown on a product line-by-product line basis.

	Total Annual Production (tons in millions) For year ended December 31
	2023	2022	2021
Aggregates	208.5	214.5	199.6
Cement limestone	6.1	6.6	5.4
Magnesia Specialties limestone	3.5	2.9	3.0
Total	218.1	224.0	208.0

Form 10-K ♦ Page 31

Part I ♦ Item 2 – Properties

Cement

As of December 31, 2023, the Company processed or shipped cement from seven properties, of which six are located on land owned by the Company free of major encumbrances and one is located on land owned in part and leased in part. The Company’s cement operations in 2023 included production facilities located at two sites in Texas: Midlothian, Texas, south of Dallas/Fort Worth; and New Braunfels, Texas, north of San Antonio. The Hunter cement plant in New Braunfels, Texas, is classified as held for sale as of December 31, 2023. The following table summarizes certain information about the Company’s cement manufacturing facilities at December 31, 2023:

Plant	Rated Annual Productive Capacity-Tons of Clinker (in millions)	Manufacturing Process	Service Date	Internally Estimated Reserves—Years
Midlothian, TX	2.4	Dry	2001	60
Hunter, TX	2.1	Dry	2013, 1981	140
Total	4.5

Reserves identified with the facilities shown above are contained on approximately 3,000 acres of land owned by the Company. As of December 31, 2023, the Company estimated its total proven and probable limestone reserves on such land to be approximately 667 million tons, which are included in the Summary Mineral Reserves table.

The Company’s cement manufacturing facilities include kilns, crushers, pre-heaters/calciners, coolers, finish mills and other equipment used to process limestone and other raw materials into cement, as well as equipment used to extract and transport the limestone from the adjacent quarries. These cement manufacturing facilities are served by rail and truck.

As of December 31, 2023, the Company also operated, directly or through third parties, 5 cement distribution terminals, of which 3 are classified as assets held for sale.

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

During 2023, the principal properties of the aggregates operations were believed to be utilized at average productive capacities of approximately 75% and were capable of supporting a higher level of market demand. The Company adjusts its production schedules to meet volume demand for its products.

During 2023, the Texas cement kilns operated on average at 71% utilization. The cement business’ leadership, in collaboration with the aggregates and ready mixed concrete teams, has developed strategic plans regarding inter-plant efficiencies, as well as tactical plans addressing plant utilization and efficiency.

The Company’s Magnesia Specialties business expects future organic profit growth to result from increased pricing, commercialization of new products, entry into new or adjacent markets and optimization of overall product mix. In the current operating environment, where monthly steel utilization ranged between 70% and 76% in 2023, any unplanned change in costs or customers introduces volatility to the earnings of the Magnesia Specialties segment. The dolomitic lime business of the Magnesia Specialties segment operated at 77% utilization in 2023.

Form 10-K ♦ Page 32

♦ Information About Our Executive Officers

ITEM 3 – LEGAL PROCEEDINGS

From time to time, claims of various types are asserted against the Company arising out of its operations in the normal course of business, including claims relating to land use and permits, safety, health, and environmental matters (such as noise abatement, blasting, vibrations, air emissions and water discharges). Such matters are subject to many uncertainties, and it is not possible to determine the probable outcome of, or the amount of liability, if any, from these matters. In the opinion of management of the Company (which opinion is based in part upon consideration of the opinion of counsel), based upon currently-available facts, it is remote that the ultimate outcome of any litigation and other proceedings will have a material adverse effect on the overall results of the Company's operations, its cash flows or its financial condition. However, management cannot assure that an adverse outcome in any of such litigation would not have a material adverse effect on the Company or its operating segments.

The Company was not required to pay any penalties in 2023 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

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

Information about our Executive Officers

The following sets forth certain information regarding the executive officers of Martin Marietta as of February 23, 2024:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years
C. Howard Nye	61	Chairman of the Board;	2014
		Chief Executive Officer;	2010
		President;	2006
		President of Aggregates Business;	2010
		Chairman of Magnesia Specialties Business	2007
James A. J. Nickolas	53	Executive Vice President, Chief Financial Officer	2023	Principal Accounting Officer (2019); Senior Vice President, Chief Financial Officer (2017-2023)
Roselyn R. Bar	65	Executive Vice President;	2015
		General Counsel;	2001
		Corporate Secretary	1997
Kelly G. Bennett	46	Senior Vice President, Chief Human Resource Officer	2024	Senior Vice President, Human Resources (2023-2024); Vice President of Total Rewards (2018-2023)
Oliver W. Brooks	38	Senior Vice President, Enterprise Excellence	2022	Vice President, Strategic Planning for Southwest Division (2020-2022); General Manager, North Texas/Oklahoma District (2018-2020)
Robert J. Cardin	60	Senior Vice President, Controller and Chief Accounting Officer	2019	Vice President and Corporate Controller (2019); Corporate Controller, Chief Accounting Officer, Schweitzer-Mauduit International (2013-2019)
Michael J. Petro	40	Senior Vice President, Strategy & Development	2021	Vice President, Strategy and Development (2018-2021)

Form 10-K ♦ Page 33

Part II ♦ Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s common stock, $0.01 par value, is traded on the New York Stock Exchange (NYSE) (Symbol: MLM). There were 705 holders of record of the Company’s common stock as of February 20, 2024.

Common Stock Performance Graph

The following graph and accompanying table compare the five-year cumulative total return from December 31, 2018 to December 31, 2023 for (a) the Company’s common stock, (b) the Standard & Poor’s 500 Index, and (c) the Standard & Poor’s 500 Materials Index.

Form 10-K ♦ Page 34

Part II ♦ Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2023 — October 31, 2023	—	$—	—	12,721,096
November 1, 2023 — November 30, 2023	—	$—	—	12,721,096
December 1, 2023 — December 31, 2023	—	$—	—	12,721,096
Total	—	$—	—	12,721,096
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

Form 10-K ♦ Page 35

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY OVERVIEW

OPERATIONS PROFILE[1]

As of December 31, 2023

~360 Aggregates Quarries, Mines & Yards

2 Cement Plants

82 Ready Mixed Concrete Plants

38 Asphalt Plants

12
Mg

2 Magnesia Specialties Facilities

Source: Company data

[1] Including assets held for sale.

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company, with 2023 total revenues of $6.78 billion and 2023 net earnings from continuing operations attributable to Martin Marietta of $1.20 billion. These results were achieved in part by supplying aggregates (crushed stone, sand and gravel) through its network of approximately 360 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products, namely ready mixed concrete, asphalt and paving services, in certain markets where the Company has a leading aggregates position. Specifically, the Company has two cement plants in Texas, ready mixed concrete operations in Arizona and Texas, and asphalt operations in Arizona, California, Colorado and Minnesota. Paving services are offered in California and Colorado. As of December 31, 2023, the Company's South Texas cement business and 20 ready mixed concrete operations that serve the Austin and San Antonio region are classified as assets held for sale. The Company divested these operations on February 9, 2024.

On February 11, 2024, the Company entered into a definitive agreement to acquire 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC (BWI Southeast) for $2.05 billion in cash. The BWI Southeast acquisition complements Martin Marietta’s existing geographic footprint in the dynamic southeast region by allowing the Company to expand into new growth platforms in target markets including Nashville and Miami. The transaction is expected to close during 2024, subject to regulatory approvals and other customary closing conditions.

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

Form 10-K ♦ Page 36

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

As more fully discussed in the Consolidated Strategic Objectives section, geography is critically important for the Building Materials business. The Company conducts its Building Materials business through two reportable segments, organized by geography: East Group and West Group. The East Group, consisting of the East and Central divisions, provides aggregates and asphalt products. The West Group is comprised of the Southwest and West divisions and provides aggregates, cement, ready mixed concrete, asphalt and paving services.

The following ten states accounted for 82% of the Building Materials business 2023 total revenues: Texas, North Carolina, Colorado, California, Georgia, Minnesota, Arizona, Iowa, Florida and Indiana.

2023 TOTAL REVENUES BY DESTINATION[1]
BUILDING MATERIALS BUSINESS

WA <1%
MN 4%
WY <1%
IA 3%
NE 2%
UT <1%
CO 8%
KS <1%
MO 1%
IN 3%
OH <1%
PA <1%
WV <1%
DE <1%
MD 2%
VA 1%
KY <1%
CA 6%
OK 1%
AR <1%
TN <1%
NC 10%
AZ 4%
SC 3%
MS <1%
AL <1%
GA 6%
TX 35%
LA <1%
FL 3%
Nova Scotia <1%
Bahamas <1%
Production and Sales
Sales

Source: Company data

[1] Continuing operations only.

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

Strategic Objectives

The Company’s strategic planning process, or Strategic Operating Analysis and Review (SOAR), provides the framework for execution of Martin Marietta’s long-term strategic plan. Guided by this framework and considering the cyclicality of the Building Materials business, the Company determines capital allocation priorities to maximize long-term shareholder value creation. The Company’s strategy includes ongoing evaluation of aggregates-led opportunities of scale in new domestic markets (i.e., platform acquisitions) and expansion through acquisitions that complement existing operations (i.e., bolt-on acquisitions). To that effect, the Company has invested nearly $8.0 billion in acquisitions since the launch of SOAR in 2010. The Company finances such opportunities with the goal of preserving its financial flexibility by having a leverage ratio (consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization, earnings/loss from nonconsolidated equity affiliates and certain other adjustments as specified below, or Adjusted EBITDA) within a range of 2.0 times to 2.5 times within a reasonable period of time, typically within 18 months, following the completion of a debt-financed transaction. SOAR also includes the identification and potential disposition of assets that are not consistent with stated strategic goals. Notably, since 2022, the Company divested its Colorado and Central Texas ready mixed concrete businesses and certain West Coast cement and ready mixed concrete operations and, as of February 9, 2024, completed the divestiture of its South Texas cement and related ready mixed concrete operations, refining its product mix and improving its margin profile, while providing balance sheet flexibility. In total, these divestitures provided pretax cash proceeds of $3.1 billion.

The Company, by purposeful design, will continue to be an aggregates-led business that focuses on markets with strong, underlying growth fundamentals where it can sustain or achieve a leading market position. Aggregates gross profit represented 68% of 2023 total consolidated gross profit. For Martin Marietta, strategic cement and targeted downstream operations are located where the Company has, or envisions, among other things, a clear path toward a leading aggregates position. Additionally, strategic cement operations are geared toward markets in which supply cannot be meaningfully interdicted by water.

KEY VALUE DRIVERS

AGGREGATES-LED

- Leading position in markets with strong underlying growth fundamentals
- High barriers to entry

STRATEGIC CEMENT

- Complements a leading aggregates position
- High barriers to entry
- Cannot be meaningfully interdicted by water

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

Population growth and density are assessed based on a site’s proximity to one of the megaregions in the United States. Megaregions are large networks of metropolitan population centers covering thousands of square miles. According to America 2050, a planning and policy program of the Regional Plan Association, a majority of the nation’s population and economic growth through 2050 will occur in 11 megaregions. The Company has a meaningful presence in ten megaregions. As evidence of the successful execution of SOAR, the Company’s leading positions in the Texas Triangle, Colorado’s Front Range, northern and southern California and Arizona’s Sun Corridor megaregions, its growth platform in the southern portion of the Northeast megaregion and its enhanced position in the Piedmont Atlantic megaregion, primarily in the Atlanta area, are the results of acquisitions since 2011. The Company has a legacy presence in the southeastern portion of the Great Lakes megaregion, encompassing operations in Indiana and Ohio, as well as the Florida megaregion and the Gulf Coast megaregion in Texas.

MEGAREGIONS AND BUILDING MATERIALS BUSINESS LOCATIONS

As of December 31, 2023

Cascadia
Northern California
Southern California
Arizona Sun Corridor
Front Range
Texas Triangle
Gulf Coast
Great Lakes
Northeast
Piedmont Atlantic
Florida
Martin Marietta Locations

Source: America 2050

The Company focuses its geographic footprint along significant transportation and commerce corridors, particularly where both land is readily available and land use entitlement is likely achievable for the development of fulfillment and/or data centers. The retail sector (both e-commerce and brick and mortar) values transportation corridors, as logistics and distribution are critical considerations for construction supporting that industry. In addition, technology companies view these areas as attractive locations for data centers.

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

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

In line with the Company’s strategic objectives, management’s overall focus includes:

•
Upholding the Company’s commitment to its Mission, Vision and Values
•
Navigating effectively through construction cycles to balance investment decisions against expected product demand
•
Tracking shifts in population trends, as well as local, state and national economic conditions, to ensure changing trends are reflected against the execution of the strategic plan
•
Integrating acquired businesses efficiently to maximize the return on the investment
•
Allocating capital in a prudent manner consistent with the following long-standing priorities while maintaining financial flexibility
─
Acquisitions
─
Organic capital investment
─
Return of cash to shareholders through both meaningful and sustainable dividends as well as share repurchases

2023 Performance Highlights

Achieved Industry-Leading Safety Performance:

•
Record company-wide Lost-Time Incident Rate (LTIR) of 0.13, the seventh consecutive year of world-class or better LTIR thresholds
•
Company-wide Total Injury Incident Rate (TIIR) of 0.78, the third consecutive year of world-class or better TIIR thresholds

Achieved Record Financial Performance:

The Company achieved record revenues, gross profit, diluted earnings per share and Adjusted EBITDA (defined in the Results of Operations section), reflecting the efficacy of its value-over-volume commercial strategy and continued focus on operational excellence and despite lower shipments due to the effects of restrictive monetary policies and a housing slowdown. Further, 2023 marked the twelfth consecutive year of growth for Adjusted EBITDA. The Company’s commitment to safety and operational and commercial excellence resulted in the following financial performance from continuing operations (comparisons with 2022):

•
Record consolidated total revenues of $6.78 billion compared with $6.16 billion, an increase of 10.0%
•
Record consolidated gross profit of $2.02 billion compared with $1.42 billion, an increase of 42.1%
•
Consolidated selling, general and administrative (SG&A) expenses representing 6.5% of total revenues
•
Net earnings from continuing operations attributable to Martin Marietta of $1.20 billion compared with $856.3 million, an increase of 40.1%
•
Record consolidated Adjusted EBITDA from continuing operations of $2.13 billion, an increase of 33.0%
•
Operating cash flow of $1.53 billion, an increase of 54.2%

Continued Disciplined Execution Against Capital Allocation Priorities:

•
Optimized portfolio with divestitures of the Company's California cement operations
•
Capital investments into operations of $650.3 million
•
Quarterly dividend increase of 12% in August 2023, resulting in total annual dividends paid of $174.0 million, or $2.80 per share
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

The heavy-side construction business, inclusive of much of the Company’s operations, is conducted outdoors. Therefore, erratic weather patterns, precipitation and other weather-related conditions, including flooding, hurricanes, extreme hot and cold temperatures, earthquakes, droughts and wildfires, can significantly affect production schedules, shipments, costs, efficiencies and profitability. Generally, the financial results for the first and fourth quarters are most subject to the impacts of winter weather, while the second and third quarters can be subject to the impacts of heavy precipitation and excessive heat. The impacts of erratic weather patterns are more fully discussed in the Building Materials Business’ Key Considerations section.

Product Lines

Aggregates are an engineered, granular material consisting of crushed stone, sand and gravel, manufactured to specific sizes, grades and chemistry for use primarily in construction applications. The Company’s operations consist mostly of open pit quarries; however, the Company is also the largest operator of underground aggregates mines in the United States, with 14 active underground mines located in the East Group. The Company’s aggregates reserves average approximately 75 years at the 2023 annual production level.

Cement is the basic agent used to bind coarse aggregates, sand and water in the production of ready mixed concrete. As of December 31, 2023, the Company had production facilities in Midlothian, Texas, south of Dallas/Fort Worth, and New Braunfels, Texas, centrally located along I-35 between San Antonio and Austin. The Company also operated several cement distribution terminals. The two production facilities produce Portland limestone and specialty cements, with an annual capacity at December 31, 2023 of approximately 4.5 million tons and collectively operated at approximately 71% utilization for clinker production in 2023; clinker is the initial product of cement production. The Midlothian plant has a permit that allows for capacity expansion of 0.8 million tons. The Company is currently undertaking a finishing capacity expansion project at the Midlothian plant, which is expected to be completed in mid-2024 and will provide 0.5 million tons of incremental annual capacity. Further, the Company has converted its Midlothian and Hunter plants to manufacture a less carbon-intensive Portland limestone cement, known as Type 1L, which has been approved by the Texas Department of Transportation. On February 9, 2024, the Company closed the sale of the Hunter cement business in South Texas, related distribution terminals and the Austin and San Antonio ready mix concrete business to CRH Americas Materials. This divestiture optimizes the Company's portfolio and product mix and provides additional balance sheet flexibility to redeploy net proceeds into pure-play aggregates acquisitions.

Calcium carbonate in the form of limestone is the principal raw material used in the production of cement. As of December 31, 2023, the Company owned more than 600 million tons of limestone reserves adjacent to its cement production plants in Texas. The cement grade limestone reserves used for cement production at the South Texas production facility were included with the divestiture to CRH Americas Materials, Inc. During 2021, the Company purchased two cement plants in Redding and Tehachapi, California, and related distribution facilities as part of the acquisition of Lehigh Hanson, Inc.'s West Region business (Lehigh West Region). The Redding plant and related distribution terminals were sold on June 30, 2022. The Tehachapi plant was sold on October 31, 2023.

Ready mixed concrete is measured in cubic yards and specifically batched or produced for customers’ construction projects and then typically transported by mixer trucks and poured at the project site. The coarse aggregates used for ready mixed concrete are a washed material with limited amounts of fines (i.e., dirt and clay). The Company operates ready mixed concrete plants in Arizona and Texas.

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

Form 10-K ♦ Page 41

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market dynamics for the downstream ready mixed concrete and asphalt product lines include a highly competitive environment and lower barriers to entry compared with the Company’s upstream product lines of aggregates and cement.

End-Use Trends

•
According to the latest available data published by the U.S. Geological Survey, for the nine months ended September 30, 2023, estimated construction aggregates consumption decreased slightly compared with the nine months ended September 30, 2022, and for the eleven months ended November 30, 2023, cement consumption decreased slightly versus the comparable prior-year period.
•
National not-seasonally-adjusted construction spending statistics for the twelve months ended December 31, 2023 versus the twelve months ended December 31, 2022, according to U.S. Census Bureau, reveal:

- Total value of construction put in place increased 7%

- Public construction spending increased 16%

- Private nonresidential construction market spending increased 22%

- Private residential construction market spending decreased 6%

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

Infrastructure

The public infrastructure market accounted for 36% of the Company’s aggregates shipments in 2023. The Company’s shipments to this end-use market are in line with the most recent five-year average of 35% but remain slightly below the most recent ten-year average of 38%.

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

State and local initiatives that support infrastructure funding, including gas tax increases, new funding mechanisms and other ballot initiatives, are increasing in size and number as these governments recognize the need for their expanded role in public infrastructure funding. In November 2023, 248 state and local ballot initiatives, or 88% of all infrastructure funding measures up for vote, were approved. These approved infrastructure initiatives are estimated to generate $7.0 billion in one-time and recurring revenues, with initiatives in Texas, the Company’s largest revenue-generating state, accounting for $4.2 billion of this total.

Nonresidential

The nonresidential construction market accounted for 35% of the Company’s aggregates shipments in 2023. Large industrial projects of scale led by energy and domestic manufacturing continue to lead the segment, accounting for the majority of total nonresidential shipments. The Company continues to expect enhanced federal investment from the Inflation Reduction Act and the Creating Helpful Incentives to Produce Semiconductors, or CHIPS Act, will further support and accelerate growth trends in this end use, including restructured manufacturing and energy supply chains and electric vehicle transition. While light nonresidential demand remained resilient through 2023 despite higher interest rates, high office vacancy rates and tighter commercial lending conditions, the Company expects 2024 demand in this segment to moderate, as it generally follows single-family residential development with a lag.

Form 10-K ♦ Page 42

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential

The residential construction market accounted for 24% of the Company’s aggregates shipments in 2023. This end use typically moves in direct correlation with economic cycles. The Company’s exposure to residential construction is split between aggregates used in the construction of subdivisions (including streets, sidewalks, utilities and storm and sewage drainage), single-family homes and multi-family units. Construction of both subdivisions and single-family homes is nearly three times more aggregates intensive than construction of multi-family units. Therefore, the level of new subdivision starts, as well as new single-family housing permits, is a strong leading indicator of residential volumes. For the year ended December 31, 2023, not seasonally-adjusted national housing starts decreased 9% to 1.41 million units compared with 2022 and not-seasonally-adjusted national housing permits decreased 12% versus 2022. As interest rates stabilize and affordability headwinds recede, the Company expects single-family residential construction to recover as demand still far exceeds supply, particularly in the Company's key markets.

ChemRock/Rail

The remaining 5% of the Company’s 2023 aggregates shipments was to the ChemRock/Rail market, which includes ballast and agricultural limestone. Ballast is an aggregates product used to stabilize railroad track beds. Agricultural lime, a high-calcium carbonate material, is used as a supplement in animal feed, a soil acidity neutralizer and agricultural growth enhancer. Additionally, ChemRock/Rail includes rip rap (used as a stabilizing material to control erosion caused by water runoff at embankments, ocean beaches, inlets, rivers and streams), and high-calcium limestone (used as filler in glass, plastic, paint, rubber, adhesives, grease and paper). Chemical-grade, high-calcium limestone is used as a desulfurization material in utility plants.

Pricing Trends

Materials pricing for construction projects is generally based on terms committing to the availability of specified products of a stated quantity at an agreed-upon price during a definitive period. Since infrastructure projects span multiple years, announced price changes can have a lag time before taking effect while the Company sells products under existing price agreements. Pricing escalators included in multi-year infrastructure contracts serve to somewhat mitigate this effect. However, during periods of sharp or rapid increases in production costs, multi-year infrastructure contract pricing may provide only nominal pricing growth. Additionally, the Company may implement multiple price increases throughout the year, on a market-by-market basis, where appropriate, as was done in 2023 and 2022. Pricing is determined locally and is affected by supply and demand characteristics of the local market. For further information on pricing, see the discussion in the Financial Overview section.

AVERAGE SELLING PRICE PERCENT INCREASE OVER PRIOR YEAR
BY PRODUCT LINE
Aggregates
Cement
Ready Mixed Concrete
Asphalt
10.6%
18.9%
16.9%
22.0%
11.3%
20.4%
23.6%
6.7%
2022
2023
Source: Company data

Form 10-K ♦ Page 43

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost Structure

Costs of revenues for the Building Materials business are components of costs incurred at the quarries, mines, cement plants, ready mixed concrete plants, asphalt plants, paving operations and distribution yards and facilities. Cost of revenues also includes the cost of resale materials, freight expenses to transport materials from a producing quarry or cement plant to a distribution yard or facility (internal freight), third-party freight and delivery costs incurred by the Company and then billed to customers (external freight) and production overhead costs.

Generally, the significant components of cost of revenues for the aggregates product line are (1) labor and benefits; (2) internal freight; (3) repairs and maintenance; (4) depreciation, depletion and amortization; (5) external freight; (6) supplies; (7) energy; and (8) contract services. In 2023, these categories represented 86% of the aggregates product line's total cost of revenues, excluding inventory change.

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

Cement production is a capital-intensive operation with high fixed costs to run plants that operate continuously with the exception of maintenance shutdowns. Kiln and finishing mill maintenance typically requires a plant to be shut down for a period of time as repairs are made. In 2023 and 2022, the cement operations incurred outage costs of $38.4 million and $33.3 million, respectively. The increase in outage costs in 2023 compared with 2022 is primarily attributable to first-time work on a clinker cooler and partial shell replacements in two kilns. The Company adjusts production levels in anticipation of planned maintenance shutdowns.

Form 10-K ♦ Page 44

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The production of ready mixed concrete and asphalt requires the use of cement and liquid asphalt raw materials, respectively. Therefore, fluctuations in availability and prices for these raw materials directly affect the Company’s operating results.

Typically, diesel fuel represents the single-largest component of energy costs for the Building Materials business. The average cost per gallon was $3.25 and $4.01 in 2023 and 2022, respectively. Changes in energy costs also affect the prices that the Company pays for related supplies, including explosives, conveyor belting and tires. Further, the Company’s contracts for shipping products on its rail and waterborne distribution network typically include provisions for escalations or reductions in the amounts paid by the Company if the price of fuel moves outside a stated range.

Building Materials Business’ Key Considerations

Growth markets with limited supply of indigenous stone must be served via a long-haul distribution network

The U.S. Department of the Interior identified possible sources of indigenous rock and documented its limited supply in certain areas of the United States, including the coastal areas from Virginia to Texas. Further, certain interior United States markets may experience limited availability of locally sourced aggregates resulting from increasingly restrictive zoning, permitting and/or environmental laws and regulations. The Company’s long-haul distribution network is used to supplement, or in many cases, wholly supply, the local crushed stone needs of these areas and provides the Company with the flexibility to effectively serve customers primarily in the Southwest and Southeast coastal markets.

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

Product shipments are moved by rail, water and truck through the Company’s long-haul distribution network. The Company’s rail network primarily serves its Texas, Florida, North Carolina, Colorado and Gulf Coast markets, while the Company’s Bahamas and Nova Scotia locations transport materials via oceangoing ships. The Company’s strategic focus includes expanding inland and offshore capacity and acquiring distribution yards and port locations to offload transported material. As of December 31, 2023, the Company's distribution network consisted of 76 aggregates yards and 5 cement terminals.

TRANSPORTATION COST PER TON PER MILE
AGGREGATES
27 tons per truck
19 - 38 cents/ton per mile
108 tons per railcar
3 - 10 cents/ton per mile
51,000 tons per ship
0.4 - 1 cent/ton per mile
27
108
51,000
Tons
Source: Company data

The Company’s rail shipments result in continued reliance on railroad operations, including track congestion, crew and locomotive availability, the effects of adverse weather conditions and the ability to negotiate favorable railroad shipping contracts. Further, changes in the operating strategy of rail transportation providers can create operational inefficiencies and increased costs from the Company’s rail network.

Form 10-K ♦ Page 45

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

A portion of railcars and all ships in the Company’s long-haul distribution network are under short- and long-term leases, some with purchase options, and contracts of affreightment. The limited availability of water and rail transportation providers, coupled with limited distribution sites, can adversely affect lease rates for such services and ultimately the freight rates.

The Company has long-term agreements providing dedicated shipping capacity from its Bahamas and Nova Scotia operations to its coastal ports that expire in 2026 and 2027, respectively. These contracts of affreightment are take-or-pay contracts with minimum and maximum shipping requirements. The minimum requirements were met in 2023. There can be no assurance that such contracts will be renewed upon expiration or that terms will continue without significant increases.

Public infrastructure, historically, the Company’s largest end-use market, is funded through a combination of federal, state and local sources

Transportation investments generally boost the economy by creating jobs and enhancing mobility and access, which are priorities of many of the government’s economic plans. Public-sector construction related to transportation infrastructure is funded through a combination of federal, state and local sources. The federal highway bill, currently the IIJ Act, provides annual funding for public-sector highway construction projects and includes spending authorizations, which represent the maximum financial obligation that will result from the immediate or future outlays of federal funds for highway and transit programs. The federal government’s surface transportation programs are funded mostly through the receipts of highway user taxes placed in the Highway Trust Fund, which is divided into the Highway Account and the Mass Transit Account. Revenues credited to the Highway Trust Fund are primarily derived from a federal gas tax, a federal tax on certain other motor fuels and interest on the accounts’ accumulated balances. Of the currently imposed federal gas tax of $0.184 per gallon, which has been static since 1993, $0.15 is allocated to the Highway Account of the Highway Trust Fund.

Since most states are required to balance their budgets, reductions in revenues generally require a reduction in states’ expenditures. However, the impact of state revenue reductions on highway investment will vary depending on whether the monies come from dedicated revenue sources, such as highway user fees, or whether portions are paid for with general funds.

In addition to federal appropriations, each state typically funds its infrastructure investment from specifically allocated amounts collected from various user fees, typically gasoline taxes and vehicle fees. States have assumed a significantly larger role in funding infrastructure investment, including initiating special-purpose taxes and raising state gas taxes. Management believes that financing at the state and local levels, such as bond issuances, toll roads, vehicle miles traveled fees and tax initiatives, will continue to grow and have a fundamental role in advancing infrastructure projects. State infrastructure investment generally leads to increased growth opportunities for the Company. The level of state public-works spending is varied across the nation and dependent upon individual state economies, and the degree to which the Company could be affected by a reduction or slowdown in infrastructure spending varies by state. The state economies of the Building Materials business’ ten largest revenue-generating states may disproportionately affect the Company’s financial performance.

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

The need for surface transportation improvements continues to significantly outpace the amount of available funding. A large number of roads, highways and bridges built following the establishment of the Interstate Highway System in 1956 now require major repair or reconstruction. According to the latest information available from The Road Information Program (TRIP), a national transportation research group, vehicle travel on the nation's roads increased 18% from 2000 to 2022, while new lane road mileage increased only 9% over a similar period. TRIP also reports that 40% of the nation’s major roads are in poor or mediocre condition, while 7% of the nation’s bridges are in poor/structurally deficient condition. Additionally, there is an estimated backlog of $123 billion of improvements to the nation’s highway system that requires an increase in annual investment from $23 billion to $57 billion for the next 20 years to address these improvements and meet mobility and modernization needs. Management believes infrastructure activity for 2024 and beyond should benefit from the IIJ Act and additional state and local infrastructure initiatives.

In addition to highways and bridges, transportation infrastructure includes aviation, mass transit, ports and waterways. Railroad construction continues to benefit from economic growth, which ultimately generates a need for additional maintenance and improvements.

Form 10-K ♦ Page 46

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Erratic weather can significantly impact operations

Production and shipment levels for the Building Materials business correlate with general construction activity, most of which occurs outdoors and, as a result, is affected by erratic weather, seasonal changes and other climate-related conditions. Typically, due to a general slowdown in construction activity during winter months, the first and fourth quarters experience lower production and shipment activity. As such, temperatures in the months of March and November can meaningfully affect the Company’s first- and fourth-quarter results, respectively, where warm and/or moderate temperatures in March and November allow the construction season to start earlier and end later, respectively. Additionally, extreme heat during summer months can impact construction activities, as outdoor work may be limited to protect the health and safety of construction workers.

Excessive rainfall jeopardizes production efficiencies, shipments and profitability in all markets served by the Company. In particular, the Company’s operations in the Atlantic and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity from June through November, but most notably in August, September and October. The Company’s California operations are at risk for flooding, wildfire activity and water use restrictions in severe drought conditions. Increased intensity and frequency of extreme weather events have been linked to climate change, and further global warming may increase the risk of adverse weather conditions.

Capital investment decisions driven by capital intensity of the Building Materials business and focus on land

The Company’s organic capital program is designed to leverage construction market growth through investment in both permanent and portable facilities at the Company’s operations. Over an economic cycle, the Company typically invests organic capital at an annual level that approximates depreciation expense. At mid-cycle and through cyclical peaks, organic capital investment typically exceeds depreciation expense, as the Company supports current capacity needs and future growth. Conversely, at a cyclical trough, the Company may reduce levels of capital investment. Regardless of cycle, the Company sets a priority of investing capital to ensure safe, environmentally sound and efficient operations, as well as to provide the highest quality of customer service and establish a foundation for future growth.

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

Form 10-K ♦ Page 47

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Magnesia Specialties Business

The Magnesia Specialties business manufactures magnesia-based chemicals products for industrial, agricultural and environmental applications at its Manistee, Michigan facility. The Magnesia Specialties business produces and sells dolomitic lime from its Woodville, Ohio facility. Of 2023 total Magnesia Specialties revenues, 66% was attributable to chemicals products, 33% was attributable to lime and 1% was attributable to stone.

2023 TOTAL REVENUES BY PRODUCT LINE AND INDUSTRY

MAGNESIA SPECIALTIES BUSINESS

66%
Chemical Products
33%
Lime
1%
Stone
62%
Other Industries
38%
Steel Industry

Source: Company data

In 2023, 78% of lime shipments was sold to third-party customers, while the remaining 22% was used internally as a raw material for the manufacturing of chemicals products. Dolomitic lime products sold to external customers are primarily used by the domestic steel industry and, overall, 38% of Magnesia Specialties’ 2023 total revenues was related to products used in the steel industry. Accordingly, a portion of the segment’s revenues and profits is affected by production and inventory trends within the steel industry, which are guided by the rate of consumer consumption, the flow of offshore imports and other economic factors. The dolomitic lime business runs most profitably at 70% or greater steel capacity utilization. Domestic steel production averaged 74% of capacity in 2023 and 75% in 2022. The chemical products business focuses on higher-margin specialty chemicals that can be produced at volumes that support efficient operations.

While total revenues of the Magnesia Specialties business were predominantly derived from domestic customers in 2023, financial results can be affected by foreign currency exchange rates, increasing transportation costs or weak economic conditions in foreign markets. To mitigate the short-term effect of currency exchange rates, foreign transactions are denominated in United States dollars.

A significant portion of the Magnesia Specialties business’ costs is of a fixed or semi-fixed nature. The production process requires the use of natural gas, coal and petroleum coke; therefore, fluctuations in their pricing directly affect operating results. To help mitigate this risk, the Company has fixed-price agreements for 81% of its 2024 energy needs for coal, petroleum coke and natural gas. For 2023, the segment’s average cost per MMBtu (1,000,000 British thermal units) of natural gas decreased 19% versus 2022. Given high fixed costs, low capacity utilization can negatively affect the segment’s results of operations. Management expects future organic profit growth to result from increased pricing, commercialization of new products, entry into new markets and optimization of overall product mix.

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

Environmental Regulation and Litigation

The expansion and growth of the aggregates industry is subject to increasing challenges from environmental and political advocates aiming to control the pace and direction of future development. Certain environmental groups have published lists of targeted municipal areas, including areas within the Company’s marketplace, for environmental and suburban growth control. The effect of these initiatives on the Company’s growth is typically localized. Further challenges are expected as the momentum of these initiatives ebb and flow. Rail and other transportation alternatives are being heralded by these special-interest groups as solutions to mitigate road traffic congestion and overcrowding.

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

The Clean Air Act, originally passed in 1963 and periodically updated by amendments, is the United States’ national air pollution control program that granted the United States Environmental Protection Agency (USEPA) authority to set limits on the level of various air pollutants. To be in compliance with National Ambient Air Quality Standards, a defined geographic area must be below established limits for six pollutants. Environmental groups have been successful in lawsuits against the federal and certain state departments of transportation, delaying highway construction in municipal areas not in compliance with the Clean Air Act. The USEPA designates geographic areas as nonattainment areas when the level of air pollutants exceeds the national standard. Nonattainment areas receive deadlines to reduce air pollutants by instituting various control strategies or otherwise face fines or control by the USEPA. Included as nonattainment areas are several major metropolitan areas in the Company’s markets, such as Houston/Brazoria/Galveston, Texas; Dallas/Fort Worth, Texas; Bexar County in San Antonio/New Braunfels, Texas; Denver, Colorado; Boulder, Colorado; Fort Collins/Greeley/Loveland, Colorado; Atlanta, Georgia; Baltimore, Maryland;

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

Large emitters (facilities that emit 25,000 metric tons or more per year) of greenhouse gases (GHG) must report GHG generation to comply with the USEPA’s Mandatory Greenhouse Gases Reporting Rule (GHG Rule). The Company in 2023 filed annual reports in accordance with the GHG Rule relating to operations at its two cement plants in Texas, as well as its Magnesia Specialties facilities in Woodville, Ohio, and Manistee, Michigan, each of which emit certain GHG, including carbon dioxide, methane and nitrous oxide. If Congress passes additional legislation limiting GHG emissions, these operations will likely be subject to such legislation. The Company believes that any increased operating costs or taxes related to GHG emission limitations at its cement or Woodville operations would be passed on to its customers. The Manistee facility may have to absorb extra costs due to the regulation of GHG emissions in order to maintain competitive pricing in its markets. The Company cannot reasonably predict how much those increased costs may be.

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

FINANCIAL OVERVIEW

In 2023, the Company achieved record revenues, gross profit, diluted earnings per share and Adjusted EBITDA, extending its track record of profitability growth to twelve consecutive years. This section presents metrics for continuing operations.

Results of Operations

The discussion and analysis that follow reflect management’s assessment of the financial condition and results of operations (MD&A) of the Company and should be read in conjunction with the audited consolidated financial statements. As discussed in more detail, the Company’s operating results are highly dependent upon activity within the construction marketplace, economic cycles within the public and private business sectors, and seasonal and other weather-related conditions. Accordingly, financial results for any year presented, or year-to-year comparisons of reported results, may not be indicative of future operating results. As permitted by the Securities and Exchange Commission (SEC) under the FAST Act Modernization and Simplification of Regulation S-K, the Company has elected to omit the discussion of the earliest period (2021) presented as it was included in its MD&A in its 2022 Annual Report on Form 10-K filed on February 24, 2023, incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” thereto.

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

Form 10-K ♦ Page 50

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated operating results and operating results as a percentage of total revenues are as follows:

years ended December 31 (in millions, except for % of total revenues)	2023	% of Total revenues	2022	% of Total revenues
Total Revenues	$6,777.2	100.0	$6,160.7	100.0
Total cost of revenues	4,754.6	70.2	4,737.4	76.9
Gross Profit	2,022.6	29.8	1,423.3	23.1
Selling, general and administrative expenses	442.8	6.5	396.7	6.4
Acquisition, divestiture and integration expenses	12.2		9.1
Other operating income, net	(28.4)		(189.2)
Earnings from Operations	1,596.0	23.5	1,206.7	19.6
Interest expense	165.3		169.0
Other nonoperating income, net	(62.1)		(53.4)
Earnings from continuing operations before income tax expense	1,492.8		1,091.1
Income tax expense	292.5		234.8
Earnings from continuing operations	1,200.3	17.7	856.3	13.9
(Loss) Earnings from discontinued operations, net of income tax (benefit) expense	(30.9)		10.5
Consolidated net earnings	1,169.4		866.8
Less: Net earnings attributable to noncontrolling interests	0.5		—
Net Earnings Attributable to Martin Marietta	$1,168.9	17.2	$866.8	14.1

Consolidated Adjusted EBITDA

Earnings from continuing operations before interest; income taxes; depreciation, depletion and amortization; earnings/loss from nonconsolidated equity affiliates; acquisition, divestiture and integration expenses; and the nonrecurring gain on the divestiture of certain ready mixed concrete operations (Adjusted EBITDA) is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. Adjusted EBITDA is not defined by U.S. generally accepted accounting principles (GAAP) and, as such, should not be construed as an alternative to net earnings attributable to Martin Marietta, earnings from operations or operating cash flow. Since Adjusted EBITDA excludes some, but not all, items that affect net earnings and may vary among companies, Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net earnings from continuing operations attributable to Martin Marietta to consolidated Adjusted EBITDA:

years ended December 31
(in millions)	2023	2022
Net earnings from continuing operations attributable to Martin Marietta	$1,199.8	$856.3
Add back (subtract):
Interest expense, net of interest income	118.6	155.4
Income tax expense for controlling interests	292.3	234.8
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	504.8	496.6
Acquisition, divestiture and integration expenses	12.2	9.1
Nonrecurring gain on divestiture	––	(151.9)
Consolidated Adjusted EBITDA	$2,127.7	$1,600.3

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

The following reconciles reported average selling price to mix-adjusted ASP and corresponding variances:

years ended December 31	2023	2022
Aggregates:
Reported average selling price	$19.84	$16.68
Adjustment for impact of product, geographic and other mix	(0.28)
Mix-adjusted ASP	$19.56

Reported average selling price variance	18.9%
Mix-adjusted ASP variance	17.2%

Cement - Continuing Operations:
Reported average selling price	$174.27	$142.83
Adjustment for impact of product, geographic and other mix	(0.62)
Mix-adjusted ASP	$173.65

Reported average selling price variance	22.0%
Mix-adjusted ASP variance	21.6%

Total Revenues

The following table presents total revenues for the Company and its reportable segments by product line for continuing operations:

years ended December 31
(in millions)	2023	2022
Building Materials business:
East Group:
Aggregates	$2,592.5	$2,294.3
Asphalt	198.9	194.2
Less: interproduct revenues	(28.0)	(20.4)
East Group Total	2,763.4	2,468.1
West Group:
Aggregates	1,709.1	1,584.7
Cement	725.5	620.0
Ready mixed concrete	1,009.3	953.2
Asphalt and paving services	688.2	593.7
Less: interproduct revenues	(433.7)	(363.0)
West Group Total	3,698.4	3,388.6
Total Building Materials business	6,461.8	5,856.7
Magnesia Specialties	315.4	304.0
Total consolidated revenues	$6,777.2	$6,160.7

Form 10-K ♦ Page 52

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

The following table presents gross profit and gross margin data for the Company by product line for continuing operations:

	2023		2022
years ended December 31 (dollars in millions)	Amount	% of Revenues	Amount	% of Revenues
Building Materials business:
Aggregates	$1,378.1	32.0%	$983.8	25.4%
Cement	333.6	46.0%	202.7	32.7%
Ready mixed concrete	102.0	10.1%	70.7	7.4%
Asphalt and paving services	109.0	12.3%	81.0	10.3%
Total Building Materials business	1,922.7	29.8%	1,338.2	22.8%
Magnesia Specialties	97.1	30.8%	90.9	29.9%
Corporate	2.8	NM	(5.8)	NM
Consolidated gross profit	$2,022.6	29.8%	$1,423.3	23.1%

The increase in Building Materials business gross profit in 2023 compared with 2022 was primarily attributable to pricing growth and lower energy costs, which more than offset lower shipments and higher repairs and maintenance costs. Aggregates gross margin increased 660 basis points, as a result of pricing growth and lower diesel expense, offsetting lower shipments and higher production costs. Cement gross margin expanded 1,330 basis points, as pricing growth and lower energy costs more than offset lower shipments and higher raw materials and maintenance costs.

The increase in gross profit in Magnesia Specialties was driven by pricing gains in both the lime and chemical product lines, coupled with lower energy costs, which more than offset higher repair costs.

Corporate gross profit includes intercompany royalty and rental revenue and expenses, depreciation and unallocated operational expenses excluded from the Company’s evaluation of business segment performance.

Building Materials. Shipment data and volume variances by product line for the Building Materials business are as follows:

years ended December 31 (in millions)	2023	2022	% Change
Aggregates tons	198.8	207.7	(4.3%)
Cement tons	4.0	4.2	(3.4%)
Ready mixed concrete cubic yards	6.5	7.4	(12.1%)
Asphalt tons	9.4	9.1	3.5%

Average selling price and pricing variances by product line for the Building Materials business are as follows:

years ended December 31	2023	2022	% Change
Aggregates - per ton	$19.84	$16.68	18.9%
Cement – per ton	$174.27	$142.83	22.0%
Ready mixed concrete – per cubic yard	$154.34	$128.15	20.4%
Asphalt – per ton	$65.90	$61.77	6.7%

Aggregates volume decreased 4.3% in 2023, driven by the Company's value-over-volume pricing strategy, an affordability-driven residential slowdown and moderation in portions of nonresidential construction. Aggregates pricing increased 18.9%, or 17.2% on a mix-adjusted basis, compared with 2022, due to the cumulative effect of 2022 and 2023 pricing actions.

Cement shipments decreased 3.4% in 2023 versus prior year driven by import pressures and general softening of market demand in South Texas. Cement pricing increased 22.0%, or 21.6% on a mix-adjusted basis, compared with 2022, driven by the impact of multiple price increases during 2022 and 2023.

Ready mixed concrete shipments decreased 12.1%, largely driven by the April 2022 divestiture of the Company's Colorado and Central Texas ready mixed concrete businesses. Pricing increased 20.4% from pricing actions implemented in all Arizona and Texas markets.

Form 10-K ♦ Page 53

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2023, asphalt pricing increased 6.7%. Shipments increased 3.5%, reflecting pent-up demand in many of the Company's Arizona and California markets.

Magnesia Specialties. In 2023, Magnesia Specialties reported total revenues of $315.4 million and gross profit of $97.1 million, representing increases of 3.8% and 6.9%, respectively, compared with 2022. The profitability increase in 2023 reflects pricing gains in both the lime and chemical product lines and lower energy costs, which more than offset higher repair costs and lower sales volumes of chemical products.

Selling, General and Administrative Expenses

SG&A expenses for 2023 and 2022 were 6.5% and 6.4% of total revenues, respectively.

Other Operating Income, Net

Other operating income, net, is comprised generally of gains and losses on the sale of assets; recoveries and losses related to certain customer accounts receivable; rental, royalty and services income; accretion expense, depreciation expense and gains and losses related to asset retirement obligations. These net amounts represented income of $28.4 million in 2023 and $189.2 million in 2022. In 2023, other operating income, net, included $19.5 million of gains on land sales. In 2022, other operating income, net, included a $151.9 million pretax gain on the divestiture of the Colorado and Central Texas ready mixed concrete operations.

Earnings from Operations

Consolidated earnings from operations were $1.60 billion and $1.21 billion in 2023 and 2022, respectively.

Interest Expense

Interest expense was $165.3 million in 2023 and $169.0 million in 2022.

Other Nonoperating Income, Net

Other nonoperating income, net, is comprised generally of interest income; foreign currency transaction gains and losses; pension and postretirement benefit cost (excluding service cost); net equity earnings from nonconsolidated investments and other miscellaneous income and expenses. Consolidated other nonoperating income, net, was $62.1 million in 2023 and $53.4 million in 2022. In 2023, other nonoperating income, net, included $46.7 million of interest income and $8.9 million of third-party railroad track maintenance expense. Other nonoperating income, net, for 2022 included $13.6 million of interest income, a $12.0 million pretax gain related to the repurchase of the Company's debt and $8.2 million of third-party railroad track maintenance expense.

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

The permanent benefit associated with the statutory depletion deduction for mineral reserves is typically the significant driver of the variance in the estimated effective income tax rate compared with the statutory rate. The statutory depletion deduction is calculated as a percentage of revenues subject to certain limitations. Due to these limitations, changes in sales volumes and pretax earnings may not proportionately affect the statutory depletion deduction and the corresponding impact on the effective income tax rate. However, the impact of the depletion deduction on the estimated effective tax rate is inversely affected by increases or decreases in pretax earnings.

The Company’s estimated effective income tax rate for the years ended December 31, 2023 and 2022 was 19.6% and 21.5%, respectively. The lower 2023 effective income tax rate versus 2022 was primarily driven by the impact of the divestiture of the Colorado and Central Texas ready mixed concrete businesses in 2022.

Form 10-K ♦ Page 54

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The effective income tax rate for 2023 and 2022 included an $11.2 million and $10.3 million discrete benefit from financing third-party railroad track maintenance, respectively. In exchange, the Company received a federal income tax credit and deduction.

Discontinued Operations

Since October 1, 2021, and through their respective divestiture dates, the financial results of the California cement businesses and certain California ready mixed concrete operations acquired as part of the Lehigh West Region acquisition were reported as discontinued operations. The Company sold the Tehachapi, California cement plant on October 31, 2023 and the Stockton, California cement import terminal on May 3, 2023. Additionally, the Redding cement plant, related cement terminals and 14 ready mixed concrete plants were sold in June 2022. The collective businesses generated a loss of $30.9 million in 2023 and earnings of $10.5 million in 2022, net of expenses associated with the divestitures and income tax (benefit) expense.

Net Earnings and Earnings Per Diluted Share From Continuing Operations Attributable to Martin Marietta

Net earnings from continuing operations attributable to Martin Marietta were $1.20 billion, or $19.32 per diluted share, for 2023 and $856.3 million, or $13.70 per diluted share, for 2022.

Liquidity and Cash Flows

Operating Activities

Generally, the Company’s primary source of liquidity is cash generated from operating activities. Operating cash flow is substantially derived from consolidated net earnings, before deducting depreciation, depletion and amortization, and offset by working capital requirements. Cash provided by operations was $1.53 billion in 2023 and $991.2 million in 2022. The primary driver of the increase in cash provided by operations in 2023 was higher earnings and improved working capital utilization.

Investing Activities

Net cash provided by investing activities was $458.7 million in 2023 and net cash used for investing activities was $483.8 million in 2022. The 2023 amount reflected $700.0 million in proceeds from the sale of restricted investments, which the Company had invested in during 2022 and which were used to repay discharged debt and related interest in 2023 (see Capital Structure and Resources section).

Cash paid for property, plant and equipment additions was $650.3 million in 2023 and $481.8 million in 2022.

Pretax proceeds from divestitures and sales of assets were $426.5 million in 2023 and $687.1 million in 2022.

Form 10-K ♦ Page 55

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

Net cash used for financing activities was $1.06 billion in 2023 and $407.5 million in 2022. The 2023 amount reflects using $700.0 million to repay discharged debt and related interest.

During 2022, the Company repurchased $67.7 million (par value) of its Senior Notes, resulting in a pretax gain of $12.0 million.

For the years ended December 31, 2023 and 2022, the Board of Directors approved total cash dividends on the Company’s common stock of $2.80 per share and $2.54 per share, respectively. Total cash dividends paid were $174.0 million in 2023 and $159.1 million in 2022.

In each of 2023 and 2022, the Company repurchased 0.4 million shares of its common stock for a total cost of $150.0 million. In 2023 and 2022, the average cost was $393.16 per share and $358.56 per share, respectively.

Capital Structure and Resources

Long-term debt, including current maturities, was $4.35 billion at December 31, 2023, and was in the form of publicly-issued long-term notes and debentures.

On September 29, 2022, the Company satisfied and discharged its $700 million of 0.650% Senior Notes due 2023 (the 0.650% Senior Notes), which were issued in July 2021. In connection with the satisfaction and discharge, the Company irrevocably deposited funds in an amount sufficient to satisfy all remaining principal and interest payments on the 0.650% Senior Notes with Regions Bank (the Trustee). The money was placed in a fund that invested exclusively in U.S. Treasury securities and was classified as Restricted investments (to satisfy discharged debt and related interest) on the consolidated balance sheet at December 31, 2022. The Company utilized existing cash resources to fund the satisfaction and discharge. The 0.650% Senior Notes remained on the Company’s consolidated balance sheet at December 31, 2022 and continued to accrete to their par value over the period until maturity. On July 17, 2023, the deposited funds were applied to satisfy the remaining principal and interest payments and the 0.650% Senior Notes have been paid in full.

The Company, through a wholly-owned special-purpose subsidiary, has a $400.0 million trade receivable securitization facility (the Trade Receivable Facility). In September 2023, the Company extended the maturity of the Trade Receivable Facility to September 19, 2024. The Trade Receivable Facility is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $500.0 million. There were no outstanding borrowings on the Trade Receivable Facility as of December 31, 2023.

The Company has an $800.0 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2028. There were no outstanding borrowings on the Revolving Facility as of December 31, 2023. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500.0 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio and other requirements under the Revolving Credit Facility at December 31, 2023.

Total equity was $8.03 billion at December 31, 2023. At that date, the Company had an accumulated other comprehensive loss of $49.2 million, primarily resulting from unrecognized prior service cost and actuarial loss related to pension benefits.

Pursuant to authority granted by its Board of Directors, the Company can repurchase up to 20 million shares of common stock. As of December 31, 2023, the Company had 12.7 million shares remaining under the repurchase authorization. Future share repurchases are at the discretion of management.

At December 31, 2023, the Company had $1.27 billion in unrestricted cash and short-term investments that are considered cash equivalents. The Company manages its cash and cash equivalents to ensure short-term operating cash needs are met and excess funds are managed efficiently. The Company funds shortages in operating cash through credit facilities. The Company

Form 10-K ♦ Page 56

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

utilizes excess cash to either pay down credit facility borrowings or invest in money market funds, money market demand deposit accounts or Eurodollar time deposit accounts. Money market demand deposits and Eurodollar time deposit accounts are exposed to bank solvency risk. Money market demand deposit accounts are FDIC insured up to $250,000. The Company’s investments in bank funds generally exceed the FDIC insurance limit.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. Borrowings under the Revolving Facility are unsecured and may be used for general corporate purposes. The Company’s ability to borrow or issue securities is dependent upon, among other things, prevailing economic, financial and market conditions. At December 31, 2023, the Company had $1.20 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility.

The Company may be required to obtain additional financing in order to fund certain strategic acquisitions or to refinance outstanding debt. The Company is exposed to credit markets through the interest cost related to borrowings under its Revolving Facility and Trade Receivable Facility.

Contractual and Off Balance Sheet Obligations

Postretirement medical benefits will be paid from the Company’s assets. The obligation, if any, for retiree medical payments is subject to the terms of the plan. At December 31, 2023, the Company’s recorded benefit obligation related to these benefits totaled $8.3 million.

The Company has other retirement benefits related to pension plans. At December 31, 2023, the fair value of the qualified pension plans’ assets exceeded the projected benefit obligation by $307.8 million. The Company estimates that it will make contributions of $25.0 million to qualified pension plans in 2024. Any contributions beyond 2024 are currently undeterminable and will depend on the investment return on the related pension assets. At December 31, 2023, the Company had a total obligation of $100.2 million related to unfunded nonqualified pension plans and expects to make contributions of $7.7 million to these plans in 2024.

In connection with normal, ongoing operations, the Company enters into market-rate leases for property, plant and equipment and royalty commitments principally associated with leased land and mineral reserves. Additionally, the Company enters into equipment rentals to meet shorter-term, nonrecurring and intermittent needs. At December 31, 2023, the Company had $395.5 million in operating lease obligations and $200.4 million in finance lease obligations, representing the present value of future payments, which include $16.3 million of lease obligations classified as held for sale. The imputed interest on operating and finance lease obligations was $175.3 million. Management anticipates that, in the ordinary course of business, the Company will enter into additional royalty agreements for land and mineral reserves during 2024. As permitted, short-term leases are excluded from Accounting Standards Codification 842, Leases (ASC 842) requirements and future noncancelable obligations for these leases as of December 31, 2023 are immaterial.

As of December 31, 2023, future interest payable on the Company’s publicly-traded debt through the various maturity dates was $1.97 billion. The Company had obligations related to contracts of affreightment not accounted for as a lease and royalty agreements totaling $69.1 million and $148.8 million, respectively, as of December 31, 2023. The Company had purchase commitments for property, plant and equipment of $162.1 million as of December 31, 2023. In addition, as of December 31, 2023, the Company has a purchase commitment for 394 railcars at an aggregate value of $42.7 million. The Company also had other purchase obligations related to energy and service contracts which totaled $233.1 million as of December 31, 2023.

Contingent Liabilities and Commitments
The Company has entered into standby letter of credit agreements relating to certain insurance claims, contract performance and permit requirements. At December 31, 2023, the Company had contingent liabilities guaranteeing its own performance under these outstanding letters of credit of $32.2 million.

In the normal course of business, at December 31, 2023, the Company was contingently liable for $698.3 million in surety bonds, which guarantee its own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. In the Company’s past experience, no material claims have been made against these financial instruments.

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

Impairment Review of Goodwill

Goodwill is required to be tested annually for impairment. An interim review is performed between annual tests if facts and circumstances indicate a potential impairment. The Company performs its impairment evaluation as of October 1, which represents the annual evaluation date. The impairment review of goodwill is a critical accounting estimate because goodwill (excluding goodwill allocated to assets held for sale) represented 22% of the Company’s total assets at December 31, 2023; the review requires management to apply judgment and make key assumptions; and an impairment charge could be material to the Company’s financial condition and results of operations.

Certain operating segments within the Building Materials business meet the aggregation criteria and are consolidated into reportable segments for financial reporting. The Company’s reporting units, which represent the level at which goodwill is tested for impairment, are based on the operating segments of the Building Materials business. Goodwill is assigned to the respective reporting unit(s) based on the location of acquisitions at the time of consummation. If subsequent organizational changes result in operations being transferred to a different reporting unit, a proportionate amount of goodwill is transferred from the former to the new reporting unit. For divestitures, goodwill is allocated on a proportional basis based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining.

The Southwest Division is the most significant reporting unit and includes $1.5 billion of the Company’s goodwill, excluding amounts classified as held for sale. At December 31, 2023, the Company allocated $260.0 million of goodwill to assets held for sale for a pending divestiture in the Southwest Division. There is also $1.1 billion of goodwill in the West Division reporting unit. There is no goodwill related to the Magnesia Specialties business.

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

For the 2023 annual impairment evaluation, the Company performed a Step-0 analysis for all reporting units and concluded that it is more-likely-than-not that each of the reporting units’ fair value exceeded its carrying value.

Any potential impairment charges from future evaluations represent a risk to the Company.

Pension Benefit Obligation and Pension Expense – Selection of Assumptions

The Company sponsors noncontributory defined benefit pension plans that cover substantially all employees and a Supplemental Excess Retirement Plan (SERP) for certain retirees (see Note J to the consolidated financial statements). Annually, as of December 31, management remeasures the defined benefit pension plans’ projected benefit obligation based on the present value of the projected future benefit payments to all participants for services rendered to date, reflecting expected

Form 10-K ♦ Page 58

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

future pay increases through the participants’ expected retirement dates. A discount rate assumption is selected annually based on corporate bond rates as of the measurement date to calculate the present value of the projected benefit obligation.

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
•
Expected Return on Assets, which represents the expected investment return on pension plan assets; and
•
Amortization of Prior Service Cost and Actuarial Gains and Losses, which represents components that are recognized over time rather than immediately. Prior service cost represents credit given to employees for years of service already accrued. At December 31, 2023, unrecognized prior service cost was $42.4 million. Management currently expects to amortize $5.9 million of the unrecognized prior service cost in 2024. Actuarial gains and losses arise from changes in assumptions regarding future events, a change in the benefit obligation resulting from experience different from assumed or when actual returns on pension assets differ from expected returns. At December 31, 2023, the unrecognized actuarial loss was $63.4 million. Pension accounting rules currently allow companies to amortize the portion of the unrecognized actuarial loss that represents more than 10% of the greater of the projected benefit obligation or pension plan assets, using the average remaining service life for the amortization period. The calculation is performed on a plan-by-plan basis. Management currently expects to amortize $1.5 million of the unrecognized actuarial loss in 2024.

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

Management’s selection of the discount rate is based on an analysis that estimates the current rate of return for high-quality, fixed-income investments with maturities matching the payment of pension benefits that could be purchased to settle the obligations. The Company selected a hypothetical portfolio of Moody’s Aa bonds, with maturities that match the benefit obligations, to determine the discount rate. At December 31, 2023, the Company selected a discount rate assumption of 5.58%, a 30-basis-point decrease compared with the December 31, 2022 assumption. Of the four key assumptions, the discount rate is generally the most volatile and sensitive estimate. Accordingly, a change in this assumption can have a significant impact on the annual pension expense and the projected benefit obligation.

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

Management’s selection of the expected long-term rate of return on pension fund assets is based on the current asset class mix of the Company's pension plan assets, current capital market conditions and a stochastic forecast of future conditions. Based on the currently projected returns on these assets and related expenses, the Company selected an expected return on assets of 6.75%, the same as the prior-year rate.

The following table presents the expected return on pension assets as compared with the actual return on pension assets:

Form 10-K ♦ Page 59

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)	Expected Return on Pension Assets	Actual Return on Pension Assets
2023	$71.4	$123.1
2022	$77.3	($171.4)

The difference between the expected return and the actual return on pension assets is included in actuarial gains and losses, which are amortized into annual pension expense as previously described.

At December 31, 2023 and 2022, the Company estimated the remaining lives of participants in the pension plans using the Society of Actuaries’ Pri-2012 Base Mortality Table. The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants, both adjusted to reflect the historical experience of the Company’s participants and a geospatial mortality analysis. The Company selected the MP-2020 scale for mortality improvement at December 31, 2023 and 2022.

Assumptions are selected on December 31 to calculate the succeeding year’s expense. The assumptions selected at December 31, 2023 are as follows:

Discount rate	5.58%
Rate of increase in future compensation levels	4.50%
Expected long-term rate of return on assets	6.75%
Average remaining service period for participants	9 years
Mortality Tables:
Base Table	Pri-2012
Mortality Improvement Scale	MP-2020

Using these assumptions, the Company's pension benefit obligation as of December 31, 2023 was $969.2 million and 2024 pension expense is expected to be approximately $21.0 million based on current demographics and structure of the plans. Changes in the underlying assumptions would have the following estimated impact on the obligation and expected expense:

•
A 25-basis-point change in the discount rate would have changed the December 31, 2023 pension benefit obligation by approximately $29.4 million.
•
A 25-basis-point change in the discount rate would change the 2024 expected expense by approximately $1.2 million.
•
A 25-basis-point change in the expected long-term rate of return on assets would change the 2024 expected expense by approximately $2.9 million.

The Company made pension plan and SERP contributions of $31.8 million in 2023 and $352.1 million during the five-year period ended December 31, 2023. In total, the Company’s pension plans are overfunded (fair value of plan assets exceeds the projected benefit obligation) by $207.6 million at December 31, 2023. The Company’s projected benefit obligation was $969.2 million at December 31, 2023, an increase of $111.6 million, or 13%, versus the prior year, driven by the lower discount rate compared with the prior year. The Company expects to make pension plan and SERP contributions of $32.7 million in 2024, of which $25.0 million is voluntary.

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

As prescribed by these tax regulations, as well as U.S. generally accepted accounting principles, the manner in which revenues and expenses are recognized for financial reporting and income tax purposes is not always the same. Therefore, these differences between the Company’s pretax income for financial reporting purposes and the amount of taxable income for income tax purposes are treated as either temporary or permanent, depending on their nature.

Temporary differences reflect revenues or expenses that are recognized in financial reporting in one period and taxable income in a different period. An example of a temporary difference is the use of the straight-line method of depreciation of machinery and equipment for financial reporting purposes and the use of an accelerated method for income tax purposes. Temporary differences result in differences between the financial reporting basis and tax basis of assets or liabilities and give rise to deferred tax assets or liabilities (i.e., future tax deductions or future taxable income). Therefore, when temporary differences occur, they are offset by a corresponding change in a deferred tax account. As such, total income tax expense as reported in the Company’s consolidated statements of earnings is not changed by temporary differences.

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

The Company has deferred tax assets, primarily for inventories, valuation reserves, stock-based compensation awards, unrecognized losses related to the funded status of the pension and postretirement benefit plans, lease liabilities, net operating loss carryforwards and tax credit carryforwards. The deferred tax assets attributable to inventories and valuation reserves relate to the deduction of estimated cost reserves and various period expenses for financial reporting purposes that are deductible in a later period for income tax purposes. The reversal of these differences depends on facts and circumstances, including the timing of deduction for income tax purposes for reserves previously established and the establishment of additional reserves for financial reporting purposes. The deferred tax assets attributable to unvested stock-based compensation awards relate to differences in the timing of deductibility for financial reporting purposes versus income tax purposes. For financial reporting purposes, the fair value of the awards is deducted ratably over the requisite service period. For income tax purposes, no deduction is allowed until the award is vested or no longer subject to substantial risk of forfeiture. The Company reflects all excess tax benefits and tax deficiencies in income tax expense as a discrete event in the period in which the award vests or settles, increasing volatility in the income tax rate from period to period.

Property, Plant and Equipment

Net property, plant and equipment (excluding the amount allocated to assets held for sale) represented 41% of total assets at December 31, 2023.

Form 10-K ♦ Page 61

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Aggregates mineral reserves and mineral interests are components within the property, plant and equipment balance on the consolidated balance sheets. The Company evaluates aggregates reserves, including those used in the cement manufacturing process, in several ways, depending on the geology at a particular location and whether the location is a greensite, an acquisition or an existing operation. Greensites require an extensive drilling program before any significant investment is made in terms of time, site development or efforts to obtain appropriate zoning and permitting (see Environmental Regulation and Litigation section). The depth of overburden and the quality and quantity of the aggregates reserves are significant factors in determining whether to pursue opening the site. Further, the estimated average selling price for products in a market is also a significant factor in concluding that reserves are economically mineable. If the Company’s analysis based on these factors is satisfactory, the total aggregates reserves available are calculated and a determination is made whether to open the location. Reserve evaluation at existing locations is typically performed to evaluate purchasing adjoining properties, for quality control, calculating overburden volumes and for mine planning. Reserve evaluation of acquisitions may require a higher degree of sampling to verify the total reserves.

Well-ordered subsurface sampling of the underlying deposit is basic to determining reserves at any location. This subsurface sampling usually involves one or more types of drilling, determined by the nature of the material to be sampled and the objective of the sampling. The Company’s objectives are to ensure that the underlying deposit meets aggregate specifications and that the total reserves on site are sufficient for mining and economically recoverable. Locations underlain with hard rock deposits, such as granite and limestone, are drilled using the diamond core method, which provides the most useful and accurate samples of the deposit. Selected core samples are tested for soundness, abrasion resistance and other physical properties relevant to the aggregate's use and standard to the aggregates industry. The number, depth and spacing of the holes are determined by the size of the site and the complexity of the site-specific geology. Some geological factors that may affect the number and depth of holes include faults, folds, chemical irregularities, clay pockets, thickness of formations and weathering.

The quality of reserves within a deposit can vary. Construction contracts, for the infrastructure market in particular, include specifications related to the aggregates material properties. If a limiting characteristic in the deposit is discovered, the aggregates material may not meet the required specifications. Although it is possible that the aggregates material can still be used for non-specification uses, this can have an adverse impact on the Company’s ability to serve certain customers or the Company’s profitability. In addition, other factors can arise that influence the Company’s ability to develop reserves, including geological occurrences, mining practices, environmental requirements and zoning ordinances.

Locations underlain with sand and gravel are typically drilled using auger or sonic methods, whereby a corkscrew or hollow-stem tooling brings up material from below the ground, which is then sampled. Deposits in these locations are typically limited in thickness. Additionally, the deposit's quality and sand-to-gravel ratio can vary both horizontally and vertically. The extent and type of drilling is determined by the characteristics and the continuity of the deposit.

In determining the amount of reserves, evaluations are completed by or under the supervision of qualified person(s) using industry best practices and internal controls defined by the Company. The designations the Company uses for reserve categories, and those recognized by the aggregate industry are summarized as follows:

Mineral Reserves – Mineral reserves are an estimate of tonnage and grade or quality that, in the opinion of a qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a mineral [deposit], which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Reserves are categorized as Proven and Probable and represent net tons after consideration of applicable losses incurred during mining and plant processing.

Proven Reserves – Proven reserves are the portion of a mineral deposit for which quantity and quality are estimated on the basis of conclusive evidence from closely spaced drilling and sampling.

Probable Reserves – Probable reserves are estimated on the basis of less geologic evidence but are considered adequate for determining the quantity and quality.

The Company’s proven and probable reserves reflect reasonable economic and operating constraints and also include reserves at the Company’s inactive and undeveloped sites, including some sites where permitting and zoning applications will not be filed until warranted by expected future growth. The Company has historically been successful in obtaining and maintaining appropriate zoning and permitting (see Environmental Regulation and Litigation section). The Company bases estimates on the information known at the time of determination and regularly reevaluates reserves whenever new information indicates a material change in reserves at one of the Company’s sites.

Form 10-K ♦ Page 62

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mineral reserves and mineral interests, when acquired in connection with a business combination, are valued using an excess earnings approach for the life of the proven and probable reserves.

The Company uses proven and probable reserves as the denominator in its units-of-production calculation to record depletion expense for its mineral reserves and mineral interests. For 2023, depletion expense was $52.8 million.

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
•
the termination, capping and/or reduction or suspension of the federal and/or state fuel tax(es) or other revenue related to public construction;
•
the level and timing of federal, state or local transportation or infrastructure or public projects funding, most particularly in Texas, North Carolina, Colorado, California, Georgia, Minnesota, Arizona, Iowa, Florida and Indiana;

Form 10-K ♦ Page 63

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
the United States Congress’ inability to reach agreement among themselves or with the Executive Branch on policy issues that impact the federal budget;
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
•
sustained high residential mortgage interest rates and other factors that have resulted in a slowdown in residential construction in some geographies;
•
unfavorable weather conditions, particularly Atlantic Ocean, Pacific Ocean and Gulf of Mexico storm and hurricane activity, wildfires, the late start to spring or the early onset of winter and the impact of a drought or excessive rainfall in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability;
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
•
the potential negative impacts of new waves of outbreak of diseases, epidemic or pandemic, or similar public health threat, or fear of such event and its related economic or societal response, including any impact on the Company's suppliers, customers, or other business partners as well as on its employees;
•
the performance of the United States economy;
•
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
•
potential impact on costs, supply chain, oil and gas prices, or other matters relating to geopolitical conflicts, including the war between Russia and Ukraine, the war in Israel and related conflict in the Middle East and the conflict between China and Taiwan;
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
•
the strategic benefits, outlook, performance and opportunities expected as a result of acquisitions and portfolio optimization;
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

The Company’s principal business serves customers in construction markets. This concentration could increase the risk of potential losses on customer receivables; however, payment bonds normally posted on public projects, together with lien rights on private projects, mitigate the risk of uncollectible receivables. The level of demand in the Company’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Building Materials business and, therefore, profitability. Production costs in the Building Materials business are also sensitive to energy and raw material prices, both directly and indirectly. Diesel fuel, natural gas, coal and other consumables change production costs directly through consumption or indirectly by increased energy-related input costs, such as steel, explosives, tires and conveyor belts. Fluctuating diesel fuel pricing also affects transportation costs, primarily through fuel surcharges in the Company’s long-haul distribution network. The Magnesia Specialties business is sensitive to changes in domestic steel capacity utilization as well as the absolute price and fluctuation in the cost of natural gas.

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

You should consider these forward-looking statements in light of risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and other filings made with the SEC. All of the Company’s forward-looking statements should be considered in light of these factors. In addition, other risks and uncertainties not presently known to the Company or that the Company considers immaterial could affect the accuracy of its forward-looking statements, or adversely affect or be material to the Company. All forward-looking statements are made as of the date of filing or publication and we assume no obligation to update any such forward-looking statements.

Form 10-K ♦ Page 65

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

Demand in the nonresidential and residential construction markets, which combined accounted for 59% of the Company's 2023 aggregates shipments, is affected by interest rates. During 2023, the Federal Reserve raised the target federal funds rate 100 basis points.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities

At December 31, 2023, the Company had an $800.0 million Revolving Facility and a $400.0 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. As of December 31, 2023, the Company did not have any outstanding variable-rate debt. However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

Pension Expense

The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on pension assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense and accrued pension obligation is discussed in the Critical Accounting Policies and Estimates – Pension Expense – Selection of Assumptions section included under Item 7 – MD&A of this Form 10-K.

Income Tax

Any changes in enacted tax laws, rules or regulatory or judicial interpretation, or any change in the pronouncements relating to accounting for income taxes, could materially impact the Company's effective tax rate, tax payments, financial condition and results of operations.

Energy Costs

Energy costs, including diesel fuel, natural gas, electricity, coal, petroleum coke and liquid asphalt, represent significant production costs of the Company. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The cement product line and Magnesia Specialties business each have varying fixed-price agreements for a portion of their future energy requirements. A hypothetical 10% change in the Company’s energy prices in 2024 as compared with 2023, assuming constant volumes, would change 2024 energy expense by $40.5 million.

Form 10-K ♦ Page 66

Part II ♦ Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

Cement is a commodity and competition is based principally on price, which is highly sensitive to changes in supply and demand. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond the Company’s control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. There can be no assurance that product prices will not decline in the future or that such declines will not have a material adverse effect on the Company’s business, financial condition and results of operations. Using full-year 2023 cement revenues of $725.5 million as a baseline, a hypothetical 10% change in average selling price of the cement product line would impact full-year cement product line revenues by $72.6 million.

Cement is a key raw material in the production of ready mixed concrete. The Company may be unable to pass along increases in the costs of cement and raw materials to customers in the form of price increases for the Company’s products. A hypothetical 10% change in cement costs in 2024 compared with 2023, assuming constant volumes, would change the ready mixed concrete product line cost of sales by $29.2 million. While increases in cement pricing may negatively impact the profitability of the Company's ready mixed concrete operations, the cement business would benefit, although the positive impact may not reflect a direct correlation to the impact to the ready mixed concrete business.

Form 10-K ♦ Page 67

Part II ♦ Item 8 – Financial Statements and Supplementary Data

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of Responsibility and Management’s Report on Internal Control over Financial Reporting

Management’s Statement of Responsibility

The management of Martin Marietta Materials, Inc. (the Company or Martin Marietta) is responsible for the consolidated financial statements, the related financial information contained in this Form 10-K and the establishment and maintenance of adequate internal control over financial reporting. The consolidated balance sheets for Martin Marietta, at December 31, 2023 and 2022, and the related consolidated statements of earnings, comprehensive earnings, total equity and cash flows for each of the three years in the period ended December 31, 2023, include amounts based on estimates and judgments and have been prepared in accordance with accounting principles generally accepted in the United States applied on a consistent basis.

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

Form 10-K ♦ Page 68

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

Management’s Report on Internal Control over Financial Reporting

The management of Martin Marietta is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the 2013 framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose report appears on the following pages.

C. Howard Nye, Chairman, President and Chief Executive Officer	James A. J. Nickolas, Executive Vice President and Chief Financial Officer

February 23, 2024

Form 10-K ♦ Page 69

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Martin Marietta Materials, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Martin Marietta Materials, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, of comprehensive earnings, of total equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Projected Benefit Obligation for Certain Defined Benefit Plans

As described in Note J to the consolidated financial statements, the Company’s net projected benefit obligation for all defined benefit plans was $969.2 million as of December 31, 2023. As disclosed by management, annually, as of December 31, management remeasures the defined benefit pension plans’ projected benefit obligation based on the present value of the projected future benefit payments to all participants for services rendered to date, reflecting expected future pay increases through the participants’ expected retirement dates. The key assumptions used by management to estimate the projected benefit obligation are the discount rate, the expected long-term rate of return on pension plan assets, the mortality table and mortality improvement scale, and the rate of increase in future compensation levels.

The principal considerations for our determination that performing procedures relating to the valuation of the projected benefit obligation for certain defined benefit plans is a critical audit matter are the (i) significant judgment by management when developing the estimate of the projected benefit obligation; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the projected benefit obligation, including controls over the discount rate assumption. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate for certain defined benefit plans by (a) evaluating the appropriateness of management’s actuarial methodologies; (b) developing an independent range of the discount rate and comparing management's selected discount rate to the independently developed range to evaluate the reasonableness of management’s discount rate assumption; and (c) assessing the consistency of management’s actuarial methodologies period-over-period.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 23, 2024

We have served as the Company’s auditor since 2016.

Form 10-K ♦ Page 71

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Financial Statements

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2023	2022	2021
Total Revenues	$6,777.2	$6,160.7	$5,414.0
Total cost of revenues	4,754.6	4,737.4	4,065.6
Gross Profit	2,022.6	1,423.3	1,348.4
Selling, general and administrative expenses	442.8	396.7	351.0
Acquisition, divestiture and integration expenses	12.2	9.1	57.9
Other operating income, net	(28.4)	(189.2)	(34.3)
Earnings from Operations	1,596.0	1,206.7	973.8
Interest expense	165.3	169.0	142.7
Other nonoperating income, net	(62.1)	(53.4)	(24.4)
Earnings from continuing operations before income tax expense	1,492.8	1,091.1	855.5
Income tax expense	292.5	234.8	153.2
Earnings from continuing operations	1,200.3	856.3	702.3
(Loss) Earnings from discontinued operations, net of income tax (benefit) expense	(30.9)	10.5	0.5
Consolidated net earnings	1,169.4	866.8	702.8
Less: Net earnings attributable to noncontrolling interests	0.5	—	0.3
Net Earnings Attributable to Martin Marietta	$1,168.9	$866.8	$702.5

Net Earnings (Loss) Attributable to Martin Marietta Per Common Share (see Note A)
Basic earnings per share from continuing operations attributable to common shareholders	$19.38	$13.74	$11.25
Basic earnings per share from discontinued operations attributable to common shareholders	(0.50)	0.17	0.01
	$18.88	$13.91	$11.26

Diluted earnings per share from continuing operations attributable to common shareholders	$19.32	$13.70	$11.21
Diluted earnings per share from discontinued operations attributable to common shareholders	(0.50)	0.17	0.01
	$18.82	$13.87	$11.22
Weighted-Average Common Shares Outstanding
Basic	61.9	62.3	62.4
Diluted	62.1	62.5	62.6

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 72

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Comprehensive Earnings

years ended December 31 (in millions)	2023	2022	2021
Consolidated Net Earnings	$1,169.4	$866.8	$702.8
Other comprehensive (loss) earnings, net of tax:
Defined benefit pension and postretirement plans:
Net (loss) gain arising during period, net of tax of $(5.1), $28.6 and $16.8, respectively	(15.7)	87.9	51.3
Prior service cost arising during period, net of tax of $0.0, $(11.8) and $0.0, respectively	—	(36.3)	—
Amortization of prior service cost, net of tax of $1.4, $0.9 and $0.0, respectively	4.2	3.1	—
Amortization of actuarial loss, net of tax of $0.0, $0.8 and $2.9, respectively	—	2.9	9.2
Amount recognized in net periodic pension cost due to settlement, net of tax of $0.0, $1.1 and $0.0, respectively	—	3.5	—
	(11.5)	61.1	60.5
Foreign currency translation gain (loss)	0.8	(2.0)	0.3
	(10.7)	59.1	60.8
Consolidated comprehensive earnings	1,158.7	925.9	763.6
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	0.3
Comprehensive Earnings Attributable to Martin Marietta	$1,158.7	$925.9	$763.3

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 73

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Balance Sheets

December 31 (in millions, except share and par value data)	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$1,271.8	$358.0
Restricted cash	10.5	0.8
Restricted investments (to satisfy discharged debt and related interest)	—	704.6
Accounts receivable, net	753.3	785.9
Inventories, net	988.6	873.7
Current assets held for sale	807.1	73.2
Other current assets	87.6	80.7
Total Current Assets	3,918.9	2,876.9
Property, plant and equipment, net	6,185.9	6,316.7
Goodwill	3,389.5	3,649.5
Other intangibles, net	697.7	847.8
Operating lease right-of-use assets, net	371.6	383.5
Noncurrent assets held for sale	—	372.5
Other noncurrent assets	561.3	546.7
Total Assets	$15,124.9	$14,993.6

Liabilities and Equity
Current Liabilities:
Accounts payable	$343.3	$385.0
Accrued salaries, benefits and payroll taxes	102.3	71.6
Accrued other taxes	53.3	55.4
Accrued interest	40.5	42.8
Current maturities of long-term debt, including discharged debt	399.6	699.1
Current operating lease liabilities	53.3	52.1
Current liabilities held for sale	18.2	4.5
Other current liabilities	159.7	135.1
Total Current Liabilities	1,170.2	1,445.6
Long-term debt	3,945.6	4,340.9
Deferred income taxes, net	874.6	914.3
Noncurrent operating lease liabilities	326.7	335.9
Noncurrent liabilities held for sale	—	21.8
Noncurrent asset retirement obligations	383.1	377.7
Other noncurrent liabilities	389.1	384.6
Total Liabilities	7,089.3	7,820.8
Equity:
Common stock ($0.01 par value; 100,000,000 shares authorized; 61,821,421 shares and 62,102,353 shares outstanding at December 31, 2023 and 2022, respectively)	0.6	0.6
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in capital	3,519.2	3,489.0
Accumulated other comprehensive loss	(49.2)	(38.5)
Retained earnings	4,562.6	3,719.4
Total Shareholders’ Equity	8,033.2	7,170.5
Noncontrolling interests	2.4	2.3
Total Equity	8,035.6	7,172.8
Total Liabilities and Equity	$15,124.9	$14,993.6

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 74

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Cash Flows

years ended December 31 (in millions)	2023	2022	2021
Cash Flows from Operating Activities:
Consolidated net earnings	$1,169.4	$866.8	$702.8
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	513.2	506.0	451.7
Stock-based compensation expense	50.0	42.7	43.0
Net gains on divestitures, sales of assets and extinguishment of debt	(1.9)	(195.7)	(21.7)
Deferred income taxes, net	(36.1)	(0.6)	92.2
Other items, net	(16.5)	(11.7)	(14.9)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	31.4	(12.1)	(194.4)
Inventories, net	(188.7)	(131.7)	73.2
Accounts payable	(17.0)	(31.2)	109.8
Other assets and liabilities, net	24.6	(41.3)	(104.0)
Net Cash Provided by Operating Activities	1,528.4	991.2	1,137.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(650.3)	(481.8)	(423.1)
Acquisitions, net of cash acquired	—	11.0	(3,109.2)
Proceeds from divestitures and sales of assets	426.5	687.1	42.8
Proceeds from sale of restricted investments to discharge long-term debt	700.0	—	—
Purchase of restricted investments to discharge long-term debt	—	(704.6)	—
Repayment of note receivable from affiliate	6.0	—	—
Investments in life insurance contracts, net	7.4	7.5	14.9
Investments in limited liability company	(27.0)	—	—
Other investing activities, net	(3.9)	(3.0)	—
Net Cash Provided by (Used for) Investing Activities	458.7	(483.8)	(3,474.6)
Cash Flows from Financing Activities:
Borrowings of long-term debt	—	—	2,896.7
Repayments of long-term debt	(700.0)	(54.5)	(420.1)
Debt issuance and extinguishment costs	(0.7)	(0.7)	(7.5)
Payments on finance lease obligations	(17.6)	(15.0)	(11.1)
Dividends paid	(174.0)	(159.1)	(147.8)
Repurchases of common stock	(150.0)	(150.0)	—
Contributions by noncontrolling interest to joint venture	0.1	—	—
Distributions to owners of noncontrolling interest	(0.5)	—	(0.6)
Proceeds from exercise of stock options	1.2	0.6	1.3
Shares withheld for employees’ income tax obligations	(22.1)	(28.8)	(19.5)
Net Cash (Used for) Provided by Financing Activities	(1,063.6)	(407.5)	2,291.4
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	923.5	99.9	(45.5)
Cash, Cash Equivalents and Restricted Cash, beginning of year	358.8	258.9	304.4
Cash, Cash Equivalents and Restricted Cash, end of year	$1,282.3	$358.8	$258.9

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 75

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Total Equity

(in millions, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	62,288,613	$0.6	$3,440.8	$(158.4)	$2,607.7	$5,890.7	$2.6	$5,893.3
Consolidated net earnings	—	—	—	—	702.5	702.5	0.3	702.8
Other comprehensive earnings	—	—	—	60.8	—	60.8	—	60.8
Dividends declared ($2.36 per common share)	—	—	—	—	(148.3)	(148.3)	—	(148.3)
Issuances of common stock for stock award plans	105,377	—	6.1	—	—	6.1	—	6.1
Shares withheld for employees’ income tax obligations	—	—	(19.5)	—	—	(19.5)	—	(19.5)
Stock-based compensation expense	—	—	43.0	—	—	43.0	—	43.0
Distribution to owners of noncontrolling interest	—	—	—	—	—	—	(0.6)	(0.6)
Balance at December 31, 2021	62,393,990	0.6	3,470.4	(97.6)	3,161.9	6,535.3	2.3	6,537.6
Consolidated net earnings	—	—	—	—	866.8	866.8	—	866.8
Other comprehensive earnings	—	—	—	59.1	—	59.1	—	59.1
Dividends declared ($2.54 per common share)	—	—	—	—	(159.3)	(159.3)	—	(159.3)
Issuances of common stock for stock award plans	126,699	—	4.7	—	—	4.7	—	4.7
Shares withheld for employees’ income tax obligations	—	—	(28.8)	—	—	(28.8)	—	(28.8)
Repurchases of common stock	(418,336)	—	—	—	(150.0)	(150.0)	—	(150.0)
Stock-based compensation expense	—	—	42.7	—	—	42.7	—	42.7
Balance at December 31, 2022	62,102,353	0.6	3,489.0	(38.5)	3,719.4	7,170.5	2.3	7,172.8
Consolidated net earnings	—	—	—	—	1,168.9	1,168.9	0.5	1,169.4
Other comprehensive loss	—	—	—	(10.7)	—	(10.7)	—	(10.7)
Dividends declared ($2.80 per common share)	—	—	—	—	(174.5)	(174.5)	—	(174.5)
Issuances of common stock for stock award plans	100,588	—	2.3	—	—	2.3	—	2.3
Shares withheld for employees’ income tax obligations	—	—	(22.1)	—	—	(22.1)	—	(22.1)
Repurchases of common stock	(381,520)	—	—	—	(151.2)	(151.2)	—	(151.2)
Stock-based compensation expense	—	—	50.0	—	—	50.0	—	50.0
Distribution to owners of noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Contribution from owners of noncontrolling interest	—	—	—	—	—	—	0.1	0.1
Balance at December 31, 2023	61,821,421	$0.6	$3,519.2	$(49.2)	$4,562.6	$8,033.2	$2.4	$8,035.6

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 76

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Notes to Financial Statements

Note A: Accounting Policies

Organization. Martin Marietta is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 360 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company also has a leading aggregates position. Specifically, the Company has two cement plants and several cement distribution facilities in Texas; ready mixed concrete plants in Arizona and Texas; and asphalt plants in Arizona, California, Colorado and Minnesota. Paving services are located in California and Colorado. As of December 31, 2023, the Company's South Texas cement business and 20 ready mixed concrete operations that serve the Austin and San Antonio region are classified as assets held for sale. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete and asphalt and paving product lines are reported collectively as the Building Materials business.

As of December 31, 2023, the Building Materials business includes two reportable segments: East Group and West Group. The East Group consists of the East and Central divisions and operates in Alabama, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, Nova Scotia and The Bahamas. The West Group is comprised of the Southwest and West divisions and operates in Arizona, Arkansas, California, Colorado, Louisiana, Oklahoma, Texas, Utah, Washington and Wyoming. The following states accounted for 82% of the Building Materials business’ 2023 total revenues: Texas, North Carolina, Colorado, California, Georgia, Minnesota, Arizona, Iowa, Florida and Indiana.

The Company also operates a Magnesia Specialties business, which represents a separate reportable segment. The Magnesia Specialties business produces magnesia-based chemical products used in industrial, agricultural and environmental applications, and dolomitic lime sold primarily to customers for steel production and soil stabilization. Magnesia Specialties’ production facilities are located in Ohio and Michigan, and products are shipped to customers domestically and worldwide.

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

Revenue Recognition. Total revenues include sales of products and services provided to customers, net of discounts or allowances, if any, and freight and delivery costs billed to customers. Product revenues are recognized when control of the promised good is transferred to unaffiliated customers, typically when finished products are shipped. Intersegment and interproduct revenues are eliminated in consolidation. Service revenues are derived from the paving business and are recognized using the percentage-of-completion method under the cost-to-cost approach. Under the cost-to-cost approach, recognized contract revenue is determined by multiplying the total estimated contract revenue by the estimated percentage of completion. Contract costs are recognized as incurred. The percentage of completion is determined on a contract-by-contract basis using project costs incurred to date as a

Form 10-K ♦ Page 77

Part II ♦ Item 8 – Financial Statements and Supplementary Data

percentage of total estimated project costs. The Company believes the cost-to-cost approach is appropriate, as the use of asphalt in a paving contract is relatively consistent with the performance of the related paving services. When the Company arranges third-party freight to deliver products to customers, the Company has elected the delivery to be a fulfillment activity rather than a separate performance obligation. Further, the Company acts as a principal in the delivery arrangements and, as required by Accounting Standards Codification 606, Revenues from Contracts with Customers (ASC 606), the related revenues and costs are presented gross in the consolidated statements of earnings and are recognized consistently with the timing of the product revenues.

Cash, Cash Equivalents and Restricted Cash. Cash equivalents are comprised of highly-liquid instruments with original maturities of three months or less from the date of purchase.

As of December 31, 2023 and 2022, the Company had $10.5 million and $0.8 million, respectively, of restricted cash, which was invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company is restricted from utilizing the cash for purposes other than the purchase of qualified assets for 180 days from receipt of the proceeds from the sale of the exchanged property. Any unused cash at the end of the 180 days is transferred to unrestricted accounts of the Company and used for general corporate purposes.

The statements of cash flows reflect cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis. The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

December 31 (in millions)	2023	2022	2021
Cash and cash equivalents	$1,271.8	$358.0	$258.4
Restricted cash	10.5	0.8	0.5
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$1,282.3	$358.8	$258.9

Restricted Investments. At December 31, 2022, the Company had $704.6 million of restricted investments, representing assets irrevocably transferred to an escrow trust account during 2022 to satisfy and discharge the Company's $700.0 million of 0.650% Senior Notes due 2023 (the 0.650% Senior Notes) (see Note G). The assets in the escrow trust account could not be used for any purpose other than to satisfy the remaining interest payments and to repay the principal amount of the 0.650% Senior Notes that matured on July 15, 2023. The assets transferred to the escrow trust account were invested in a U.S. Treasury securities fund (see Note H) and investment returns on those trust assets were for the account of the Company (after satisfaction of all amounts payable in connection with the 0.650% Senior Notes). The Company consolidated the trust account on its consolidated balance sheet at December 31, 2022. On July 17, 2023, funds in the escrow trust account were applied to satisfy the remaining principal and interest payments and the 0.650% Senior Notes have been paid in full. There were no restricted investments at December 31, 2023.

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

Inventories Valuation. Finished products and in-process inventories are stated at the lower of cost or net realizable value using standard costs, which approximate the first-in, first-out method. Carrying value for parts and supplies are determined by the weighted-average cost method. The Company records an allowance for finished product inventories based on an analysis of future demand and inventory on hand in excess of one year's sales using an average of the last two years of sales. The Company also establishes an allowance for parts over five years old and supplies over a year old.

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

Mineral reserves and mineral interests acquired in connection with a business combination are valued using an income approach for the estimated life of the reserves. The Company’s aggregates reserves average approximately 75 years based on the 2023 annual production level.

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

Leases. Pursuant to Accounting Standards Codification 842, Leases (ASC 842), if the Company determines a contract is or contains a lease at the inception of an agreement, the Company records a right-of-use (ROU) asset, which represents the Company’s right to use an underlying leased asset, and a lease liability, which represents the Company’s obligation to make lease payments. The ROU asset and lease liability are recorded on the consolidated balance sheets at the present value of the future lease payments over the lease term at commencement date. The Company determines the present value of lease payments based on the implicit interest rate, which may be explicitly stated in the lease, if available, or may be the Company’s estimated collateralized incremental borrowing rate based on the term of the lease. Initial ROU assets also include any lease payments made at or before commencement date and any initial direct costs incurred and are reduced by lease incentives. Certain of the Company’s leases contain renewal and/or termination options. The Company recognizes renewal or termination options as part of its ROU assets and lease liabilities when the Company has the unilateral right to renew or terminate and it is reasonably certain these options will be exercised.

Some leases require the Company to pay non-lease components, which may include taxes, maintenance, insurance and certain other expenses applicable to the leased property, and are primarily variable costs. The Company accounts for lease and non-lease components as a single amount, with the exception of railcar, fleet vehicle and pipeline leases, for which the Company separately accounts for the lease and non-lease components.

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

Form 10-K ♦ Page 79

Part II ♦ Item 8 – Financial Statements and Supplementary Data

In the consolidated statements of earnings, operating lease expense, which is recognized on a straight-line basis over the lease term, and the amortization of finance lease ROU assets are included in the Total cost of revenues or Selling, general and administrative expenses line items in the consolidated statements of earnings. Accretion on the liabilities for finance leases is included in interest expense.

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

The Company’s reporting units, which represent the level at which goodwill is tested for impairment, are based on the operating segments of the Building Materials business. Goodwill is assigned to the respective reporting unit(s) based on the location of acquisitions at the time of consummation. If subsequent organizational changes result in operations being transferred to a different reporting unit, a proportionate amount of goodwill is transferred from the former to the new reporting unit. For divestitures, goodwill is allocated on a proportional basis based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining.

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

Income Taxes. Deferred income taxes, net, on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the percentage depletion allowed for tax purposes. Deferred tax liabilities for property, plant and equipment result from accelerated depreciation methods being used for income tax purposes as compared with the straight-line method for financial reporting purposes. Deferred tax liabilities related to goodwill and other intangibles reflect the cessation of goodwill amortization for financial reporting purposes, while amortization continued for income tax purposes. The effect of changes in enacted tax rates on deferred income tax assets and liabilities is charged or credited to income tax expense in the period of enactment.

The Company applies the proportional amortization method to equity investments in tax credit programs that meet the following specified criteria: it is probable that the income tax credits allocable to the Company will be available; the Company does not have the ability to exercise significant influence over the operating and financial policies of the underlying project; substantially all of the projected benefits are from income tax credits and other income tax benefits, as determined on a discounted basis; the Company's projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and the Company is a limited liability investor in the limited liability entity for both legal and tax purposes and its liability is limited to its capital investment. Under the proportional amortization method, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received, with the amortization expense and the income tax benefits presented on a net basis in Income tax expense or benefit on the consolidated statements of earnings.

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

Form 10-K ♦ Page 81

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The components of the changes in accumulated other comprehensive loss and related cumulative noncurrent deferred tax assets are as follows:

years ended December 31	Pension and Postretirement Benefit Plans	Foreign Currency	Total
(in millions)	2023
Accumulated other comprehensive loss at beginning of period	$(36.5)	$(2.0)	$(38.5)
Other comprehensive (loss) earnings before reclassifications, net of tax	(15.7)	0.8	(14.9)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4.2	—	4.2
Other comprehensive (loss) earnings, net of tax	(11.5)	0.8	(10.7)
Accumulated other comprehensive loss at end of period	$(48.0)	$(1.2)	$(49.2)
Cumulative noncurrent deferred tax assets at end of period	$53.8	$—	$53.8

	2022
Accumulated other comprehensive loss at beginning of period	$(97.6)	$—	$(97.6)
Other comprehensive earnings (loss) before reclassifications, net of tax	51.6	(2.0)	49.6
Amounts reclassified from accumulated other comprehensive loss, net of tax	9.5	—	9.5
Other comprehensive earnings (loss), net of tax	61.1	(2.0)	59.1
Accumulated other comprehensive loss at end of period	$(36.5)	$(2.0)	$(38.5)
Cumulative noncurrent deferred tax assets at end of period	$50.1	$—	$50.1

	2021
Accumulated other comprehensive loss at beginning of period	$(158.1)	$(0.3)	$(158.4)
Other comprehensive earnings before reclassifications, net of tax	51.3	0.3	51.6
Amounts reclassified from accumulated other comprehensive loss, net of tax	9.2	—	9.2
Other comprehensive earnings, net of tax	60.5	0.3	60.8
Accumulated other comprehensive loss at end of period	$(97.6)	$—	$(97.6)
Cumulative noncurrent deferred tax assets at end of period	$69.7	$—	$69.7

Reclassifications out of accumulated other comprehensive loss are as follows:

years ended December 31 (in millions)	2023	2022	2021	Affected line items in the consolidated statements of earnings
Pension and postretirement benefit plans:
Settlement charge	$—	$4.6	$—
Amortization of:
Prior service cost	5.6	4.0	—
Actuarial loss	—	3.7	12.1
	5.6	12.3	12.1	Other nonoperating income, net
Tax effect	(1.4)	(2.8)	(2.9)	Income tax expense
Total	$4.2	$9.5	$9.2

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

The following table reconciles the numerator and denominator for basic and diluted earnings from continuing operations per common share:

years ended December 31 (in millions)	2023	2022	2021
Net earnings from continuing operations attributable to Martin Marietta	$1,199.8	$856.3	$702.0
Less: distributed and undistributed earnings attributable to unvested participating securities	—	—	0.2
Basic and diluted net earnings from continuing operations attributable to common shareholders attributable to Martin Marietta	$1,199.8	$856.3	$701.8

Basic weighted-average common shares outstanding	61.9	62.3	62.4
Effect of dilutive employee and director awards	0.2	0.2	0.2
Diluted weighted-average common shares outstanding	62.1	62.5	62.6

Reclassifications. As of December 31, 2023, the Company combined products and services revenues and freight revenues into the Total revenues line item, and combined cost of revenues - products and services and cost of revenues - freight into the Total cost of revenues line item on the Company's consolidated statements of earnings. Prior-year information has been reclassified to conform to the current-year presentation. The reclassifications had no impact on the Company's previously reported results of operations, financial position or cash flows.

New Accounting Pronouncements. In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which amended the guidance related to accounting for investments in tax credit structures to allow the use of the proportional amortization method if certain conditions are met. The amendments also require certain disclosures in annual and interim reporting periods about an entity's tax credit programs. The Company early adopted ASU 2023-02, which did not have a material impact on the Company's results of operations, cash flows and financial condition, in 2023.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU requires companies to apply retrospectively to all prior periods presented in the financial statements. The ASU will impact the Company's disclosures, but will have no impacts to its results of operations, cash flows and financial condition.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires public entities to disclose, on annual basis, a tabular tax rate reconciliation using both percentages and currency amounts with specific categories, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. Additionally, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state/local,

Form 10-K ♦ Page 83

Part II ♦ Item 8 – Financial Statements and Supplementary Data

and foreign taxes and by individual jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The ASU also requires additional qualitative disclosures. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The ASU will impact the Company's income tax disclosures, but not its results of operations, cash flows and financial condition.
Note B: Business Combinations, Divestitures, Discontinued Operations and Assets and Liabilities Held for Sale

Business Combinations

On January 12, 2024, the Company wholly acquired Albert Frei & Sons, Inc. (AFS), a leading aggregates producer in Colorado. This acquisition provides more than 60 years (at 2023 production levels) of high-quality, hard rock reserves to better serve new and existing customers and enhances the Company's aggregates platform in the high-growth Denver metropolitan area.

On February 11, 2024, the Company entered into a definitive agreement to acquire 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC (BWI Southeast) for $2.05 billion in cash. The BWI Southeast acquisition complements Martin Marietta’s existing geographic footprint in the dynamic southeast region by allowing the Company to expand into new growth platforms in target markets including Nashville and Miami. The transaction is expected to close during 2024, subject to regulatory approvals and other customary closing conditions.

Divestitures

On November 21, 2023, the Company announced that it entered into a definitive agreement to sell its South Texas cement business and certain of its related ready mixed concrete operations to CRH Americas Materials, Inc., a subsidiary of CRH plc, for $2.1 billion in cash. Specifically, the facilities to be divested include the Hunter cement plant in New Braunfels, Texas, related cement distribution terminals and 20 ready mixed concrete plants serving the Austin and San Antonio region. These operations are reported in the West Group and classified as assets held for sale as of December 31, 2023. The transaction, which optimizes the Company's product mix portfolio and provides additional balance sheet flexibility to redeploy net proceeds into pure-play aggregates acquisitions, closed on February 9, 2024.

On October 31, 2023, the Company completed the sale of its Tehachapi, California cement plant to UNACEM Corp S.A.A. for $315.0 million in cash. In connection with the divestiture, the Company recorded a $26.3 million pretax loss in discontinued operations.

In May 2023, the Company divested its Stockton cement import terminal in California.

In June 2022, the Company completed the sale of its Redding, California cement plant, related cement distribution terminals and 14 California ready mix operations for $235.0 million in cash. In addition, on July 15, 2022, the Company sold its interest in a joint venture that operates a California cement distribution terminal for $15.0 million.

In April 2022, the Company divested its Colorado and Central Texas ready mixed concrete operations to Smyrna Ready Mix Concrete LLC. This transaction optimized the Company's aggregates-led portfolio and improved its ability to generate more attractive margins over the long term by reducing both business cyclicality and exposure to raw material cost inflation. The transaction resulted in a pretax gain of $151.9 million, which was included in Other operating income, net, on the Company's consolidated statement of earnings for the year ended December 31, 2022 and was inclusive of expenses incurred due to the divestiture. The divested operations and the gain on divestiture were all reported in the West Group.

Discontinued Operations

Since October 1, 2021 and through their respective divestiture dates, the aforementioned California cement and ready mix operations were part of the Company's West Group and classified as assets held for sale on the Company’s consolidated balance sheets and the associated financial results were reported as discontinued operations on the consolidated statements of earnings. As of December 31, 2023, there were no operations classified as discontinued operations.

Form 10-K ♦ Page 84

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Financial results for the Company's discontinued operations are as follows:

years ended December 31 (in millions)	2023	2022	2021
Total revenues	$94.2	$308.6	$79.2

Pretax (loss) earnings from operations	$(16.3)	$16.2	$6.6
Pretax loss on divestitures and sales of assets	(24.0)	(0.7)	(6.0)
Pretax (loss) earnings	(40.3)	15.5	0.6
Income tax (benefit) expense	(9.4)	5.0	0.1
(Loss) Earnings from discontinued operations, net of income tax (benefit) expense	$(30.9)	$10.5	$0.5

Cash flow information for the Company's discontinued operations is as follows:

years ended December 31 (in millions)	2023	2022	2021
Net cash provided by (used for) operating activities	$0.6	$(31.6)	$(8.2)
Additions to property, plant and equipment	$(3.0)	$(15.5)	$(3.7)
Proceeds from divestitures and sales of assets	372.0	249.9	—
Net cash provided by (used for) investing activities	$369.0	$234.4	$(3.7)

Assets and Liabilities Held for Sale

Current assets and current liabilities held for sale at December 31, 2023 included the South Texas cement plant, related cement distribution terminals, 20 ready mixed concrete plants that serve the Austin and San Antonio region and certain nonoperating land. At December 31, 2022, assets and liabilities held for sale included the Tehachapi, California cement plant that was sold in October 2023, the Stockton, California cement terminal that was sold in May 2023 and certain nonoperating land.

Assets and liabilities held for sale are as follows:

2023
December 31 (in millions)	Continuing Operations
Inventories, net	$60.6
Investment land	17.9
Other assets	3.7
Property, plant and equipment	327.2
Intangible assets, excluding goodwill	122.3
Operating lease right-of-use assets	15.4
Goodwill	260.0
Total current assets held for sale	$807.1

Lease obligations	$(16.3)
Asset retirement obligations	(1.9)
Total current liabilities held for sale	$(18.2)

Form 10-K ♦ Page 85

Part II ♦ Item 8 – Financial Statements and Supplementary Data

	2022
December 31 (in millions)	Continuing Operations	Discontinued Operations	Total
Inventories, net	$—	$31.3	$31.3
Investment land	40.6	—	40.6
Other assets	—	1.3	1.3
Total current assets held for sale	$40.6	$32.6	$73.2

Property, plant and equipment	$—	$124.5	$124.5
Intangible assets, excluding goodwill	—	208.5	208.5
Operating lease right-of-use assets	—	12.1	12.1
Goodwill	—	31.9	31.9
Valuation allowance for loss on sale	—	(4.5)	(4.5)
Total noncurrent assets held for sale	$—	$372.5	$372.5

Lease obligations	$—	$(4.5)	$(4.5)
Total current liabilities held for sale	$—	$(4.5)	$(4.5)

Lease obligations	$—	$(4.1)	$(4.1)
Asset retirement obligations	—	(17.7)	(17.7)
Total noncurrent liabilities held for sale	$—	$(21.8)	$(21.8)

Note C: Goodwill and Other Intangible Assets

The following table shows the changes in goodwill by reportable segment and in total:

December 31	East Group	West Group	Total
(in millions)	2023
Balance at beginning of period	$764.4	$2,885.1	$3,649.5
Goodwill allocated to assets held for sale	—	(260.0)	(260.0)
Balance at end of period	$764.4	$2,625.1	$3,389.5

	2022
Balance at beginning of period	$759.4	$2,735.0	$3,494.4
Acquisitions	—	3.7	3.7
Goodwill reclassified from assets held for sale	—	8.1	8.1
Divestitures	—	(159.7)	(159.7)
Measurement period adjustments	5.0	298.0	303.0
Balance at end of period	$764.4	$2,885.1	$3,649.5

Form 10-K ♦ Page 86

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Intangible assets subject to amortization consist of the following:

December 31	Gross Amount	Accumulated Amortization	Net Balance
(in millions)	2023
Noncompetition agreements	$4.1	$(4.1)	$—
Customer relationships	421.0	(79.9)	341.1
Operating permits	369.2	(55.8)	313.4
Use rights and other	14.2	(12.5)	1.7
Trade names	23.3	(15.9)	7.4
Total	$831.8	$(168.2)	$663.6

	2022
Noncompetition agreements	$4.1	$(4.0)	$0.1
Customer relationships	423.7	(62.7)	361.0
Operating permits	502.2	(61.4)	440.8
Use rights and other	13.9	(12.4)	1.5
Trade names	23.3	(14.7)	8.6
Total	$967.2	$(155.2)	$812.0

Intangible assets deemed to have an indefinite life that are therefore not amortized consist of the following:

December 31	Building Materials Business	Magnesia Specialties	Total
(in millions)	2023
Operating permits	$6.6	$—	$6.6
Use rights	25.0	—	25.0
Trade names	—	2.5	2.5
Total	$31.6	$2.5	$34.1

	2022
Operating permits	$6.6	$—	$6.6
Use rights	26.7	—	26.7
Trade names	—	2.5	2.5
Total	$33.3	$2.5	$35.8

Amortization expense for intangible assets for the years ended December 31, 2023, 2022 and 2021 was $27.8 million, $26.6 million and $24.0 million, respectively. The intangible assets with finite lives classified as held for sale are not being amortized.

The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

(in millions)
2024	$26.5
2025	26.4
2026	25.1
2027	24.5
2028	24.3
Thereafter	536.8
Total	$663.6

Form 10-K ♦ Page 87

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note D: Accounts Receivable, Net

December 31
(in millions)	2023	2022
Customer receivables	$746.7	$781.0
Other current receivables	18.3	15.9
Total accounts receivable	765.0	796.9
Less: allowance for estimated credit losses	(11.7)	(11.0)
Accounts receivable, net	$753.3	$785.9

Of the total accounts receivable, net, balance, $4.4 million and $3.0 million at December 31, 2023 and 2022, respectively, was due from unconsolidated affiliates.

Note E: Inventories, Net

December 31 (in millions)	2023	2022
Finished products	$1,151.8	$932.4
Products in process	25.0	24.8
Raw materials	59.9	71.7
Supplies and expendable parts	154.6	153.1
Total inventories	1,391.3	1,182.0
Less: allowances	(402.7)	(308.3)
Inventories, net	$988.6	$873.7

Note F: Property, Plant and Equipment, Net

December 31
(in millions)	2023	2022
Land and land improvements	$1,599.0	$1,519.2
Mineral reserves and interests	2,982.4	2,917.8
Buildings	160.3	164.1
Machinery and equipment	5,379.7	5,484.5
Construction in progress	333.0	338.5
Finance lease right-of-use assets	253.5	236.9
Total property, plant and equipment	10,707.9	10,661.0
Less: accumulated depreciation, depletion and amortization	(4,522.0)	(4,344.3)
Property, plant and equipment, net	$6,185.9	$6,316.7

Depreciation, depletion and amortization expense related to property, plant and equipment was $479.5 million, $472.8 million and $422.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Depreciation, depletion and amortization expense includes amortization of right-of-use assets from finance leases. Property, plant and equipment classified as held for sale are not being depreciated.

Interest of $5.3 million, $2.7 million and $5.6 million was capitalized during 2023, 2022 and 2021, respectively.

At December 31, 2023 and 2022, $39.5 million and $38.4 million, respectively, of the Building Materials business’ property, plant and equipment, net, were located in foreign countries, namely The Bahamas and Canada.

Form 10-K ♦ Page 88

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note G: Long-Term Debt

December 31 (in millions)	2023	2022
0.650% Senior Notes, due 2023 (discharged)	$—	$699.1
4.250% Senior Notes, due 2024	399.6	398.9
7% Debentures, due 2025	124.8	124.7
3.450% Senior Notes, due 2027	298.7	298.3
3.500% Senior Notes, due 2027	492.2	491.5
2.500% Senior Notes, due 2030	471.5	470.5
2.400% Senior Notes, due 2031	889.4	888.6
6.25% Senior Notes, due 2037	228.4	228.4
4.250% Senior Notes, due 2047	590.4	590.2
3.200% Senior Notes, due 2051	850.2	849.8
Total debt	4,345.2	5,040.0
Less: current maturities	(399.6)	(699.1)
Long-term debt	$3,945.6	$4,340.9

On September 29, 2022, the Company satisfied and discharged the 0.650% Senior Notes, which were issued in July 2021. In connection with the satisfaction and discharge, the Company irrevocably deposited funds with Regions Bank, as trustee under the indenture governing the 0.650% Senior Notes, in an amount sufficient to satisfy all remaining principal and interest payments on the 0.650% Senior Notes. The Company utilized existing cash resources to fund the satisfaction and discharge. As a result of the satisfaction and discharge, the obligations of the Company under the indenture with respect to the 0.650% Senior Notes were terminated, except those provisions of the indenture that, by their terms, survive the satisfaction and discharge. Because the discharge did not represent a legal defeasance, the 0.650% Senior Notes remained on the Company's consolidated balance sheet at December 31, 2022 and continued to accrete to their par value over the period until maturity. Additionally, the related trust assets were included in Restricted investments (to satisfy discharged debt and related interest) on the Company's consolidated balance sheet at December 31, 2022. On July 17, 2023, the deposited funds were applied to satisfy the remaining principal and interest payments and the 0.650% Senior Notes have been paid in full.

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

During the year ended December 31, 2022, the Company repurchased $67.7 million (par value) of its Senior Notes. There were no debt repurchases during the year ended December 31, 2023.

Form 10-K ♦ Page 89

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Senior Notes are carried net of original issue discount, which is being amortized by the effective interest method over the life of the issue. The principal amount as of December 31, 2023, effective interest rate and maturity date for the Senior Notes are as follows:

	Principal Amount (in millions)	Effective Interest Rate	Maturity Date
4.250% Senior Notes	$400.0	4.40%	July 2, 2024
7% Debentures	$125.0	7.05%	December 1, 2025
3.450% Senior Notes	$300.0	3.55%	June 1, 2027
3.500% Senior Notes	$494.6	3.61%	December 15, 2027
2.500% Senior Notes	$478.0	2.71%	March 15, 2030
2.400% Senior Notes	$895.9	2.48%	July 15, 2031
6.25% Senior Notes	$230.0	6.32%	May 1, 2037
4.250% Senior Notes	$597.9	4.32%	December 15, 2047
3.200% Senior Notes	$865.9	3.29%	July 15, 2051

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for a $800.0 million five-year senior unsecured revolving facility (the Revolving Facility) with a maturity date of December 21, 2028. Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the Secured Overnight Financing Rate (SOFR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. Any outstanding principal amounts, together with interest accrued thereon, are due in full on that maturity date. There were no borrowings outstanding under the Credit Agreement as of December 31, 2023 and 2022. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At December 31, 2023 and 2022, the Company had $2.6 million of outstanding letters of credit issued and $797.4 million available for borrowing under the Revolving Facility. The Company paid the bank group an upfront loan commitment fee that is being amortized over the life of the Revolving Facility. The Revolving Facility includes an annual facility fee.

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization, as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio any debt incurred in connection with certain acquisitions during the quarter or three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if no amounts are outstanding under the Revolving Facility or the Company's trade receivable securitization facility (discussed later), consolidated debt, as defined, which includes debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500.0 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at December 31, 2023.

The Company, through a wholly-owned special-purpose subsidiary, has a $400.0 million trade receivable securitization facility (the Trade Receivable Facility). On September 20, 2023, the Company extended the maturity to September 19, 2024. The Trade Receivable Facility, with Truist Bank, Regions Bank, First-Citizens Bank & Trust Company, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to Adjusted Term Secured Overnight Financing Rate (Adjusted Term SOFR), as defined, plus 0.7%. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $500 million. At December 31, 2023 and 2022, there were no borrowings outstanding under the Trade Receivable Facility.

Form 10-K ♦ Page 90

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Company’s long-term debt maturities for each of the next five years and thereafter are as follows:

(in millions)
2024	$399.6
2025	124.8
2026	—
2027	790.9
2028	—
Thereafter	3,029.9
Total	$4,345.2

Note H: Financial Instruments

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

Restricted investments at December 31, 2022 were held in a fund that invested solely in U.S. Treasury securities. The estimated fair value of the fund was valued at net asset value, which the fund seeks to maintain at one dollar per share. As such, the carrying value of the restricted investments approximated its fair value. The Company was restricted from accessing the investments, which were used to settle the 0.650% Senior Notes and related interest payments on the maturity date of July 17, 2023.

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, accounts receivable are more heavily concentrated in certain states, namely Texas, North Carolina, Colorado, California, Georgia, Minnesota, Arizona, Iowa, Florida and Indiana. The carrying values of accounts receivable approximate their fair values.

The note receivable at December 31, 2022 was a promissory note with an unconsolidated affiliate (see Note N) and was not publicly traded. Management estimated that the carrying value of the note receivable approximated its fair value. This note was repaid in full in 2023.

Accounts payable represent amounts owed to suppliers and vendors. The estimated carrying value of accounts payable approximates its fair value due to the short-term nature of the payables.

The carrying values and fair values of the Company’s long-term debt were $4.35 billion and $3.88 billion, respectively, at December 31, 2023 and $5.04 billion and $4.36 billion, respectively, at December 31, 2022. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 1 of the fair value hierarchy using quoted market prices.

Form 10-K ♦ Page 91

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note I: Income Taxes

The components of the Company’s income tax expense from continuing operations are as follows:

years ended December 31 (in millions)	2023	2022	2021
Federal income taxes:
Current	$264.0	$174.9	$66.3
Deferred	(11.4)	18.0	61.4
Total federal income taxes	252.6	192.9	127.7
State income taxes:
Current	42.7	35.1	18.7
Deferred	(3.0)	5.3	6.5
Total state income taxes	39.7	40.4	25.2
Foreign income taxes:
Current	0.2	1.2	—
Deferred	—	0.3	0.3
Total foreign income taxes	0.2	1.5	0.3
Income tax expense	$292.5	$234.8	$153.2

The Company generated foreign pretax earnings of $8.1 million, a loss of $2.3 million and earnings of $7.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company’s effective income tax rate on continuing operations varied from the statutory United States income tax rate because of the following tax differences:

years ended December 31	2023	2022	2021
Statutory income tax rate	21.0%	21.0%	21.0%
(Reduction) increase resulting from:
Effect of statutory depletion	(2.3)	(2.4)	(3.5)
State income taxes, net of federal tax benefit	2.1	2.9	2.3
Federal tax credits	(1.0)	(0.9)	(1.4)
Other items	(0.2)	0.9	(0.5)
Effective income tax rate	19.6%	21.5%	17.9%

The higher 2022 effective tax rate versus 2023 and 2021 was primarily driven by the impact of the divestiture of the Colorado and Central Texas ready mixed concrete businesses.

The statutory depletion deduction for all years is calculated as a percentage of sales, subject to certain limitations. Due to these limitations, the impact of changes in the sales volumes and earnings may not proportionately affect the Company’s statutory depletion deduction and the corresponding impact on the effective income tax rate.

In 2023, 2022, and 2021, the Company financed third-party railroad track maintenance. In exchange, the Company received federal income tax credits and tax deductions.

Form 10-K ♦ Page 92

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The principal components of the Company’s deferred tax assets and liabilities are as follows:

December 31	Deferred Assets (Liabilities)
(in millions)	2023	2022
Deferred tax assets related to:
Inventories	$121.0	$85.5
Valuation and other reserves	34.2	30.9
Net operating loss carryforwards	2.8	3.6
Accumulated other comprehensive loss	53.8	50.1
Lease liabilities	141.9	139.6
Other items, net	3.6	1.9
Gross deferred tax assets	357.3	311.6
Valuation allowance on deferred tax assets	(2.5)	(2.6)
Total net deferred tax assets	354.8	309.0
Deferred tax liabilities related to:
Property, plant and equipment	(828.0)	(843.8)
Goodwill and other intangibles	(168.3)	(143.9)
Right-of-use assets	(142.3)	(140.8)
Partnerships and joint ventures	(34.0)	(32.5)
Employee benefits	(56.8)	(62.3)
Total deferred tax liabilities	(1,229.4)	(1,223.3)
Deferred income taxes, net	$(874.6)	$(914.3)

The Company had $1.2 million and $1.3 million of domestic federal net operating loss (NOL) carryforwards at December 31, 2023 and 2022, respectively. The Company had domestic state NOL carryforwards of $42.8 million and $55.3 million at December 31, 2023 and 2022, respectively. These carryforwards have various expiration dates through 2043. At December 31, 2023 and 2022, deferred tax assets associated with these carryforwards were $2.8 million and $3.6 million, respectively, net of the federal benefit of the state deduction, for which valuation allowances of $2.0 million and $2.1 million, respectively, were recorded. The Company also had domestic state tax credit carryforwards of $2.1 million and $1.3 million at December 31, 2023 and 2022, respectively, which have various expiration dates through 2043. At December 31, 2023 and 2022, deferred tax assets associated with these carryforwards were $1.7 million and $1.0 million, respectively, net of the federal benefit of the state deduction.

The Company expects to reinvest the earnings from its wholly-owned Canadian and Bahamian subsidiaries indefinitely, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the foreign earnings was immaterial at December 31, 2023 and 2022.

The following table summarizes the Company’s unrecognized tax benefits, excluding interest and correlative effects of $0.1 million for the years ended December 31, 2023, 2022 and 2021:

years ended December 31 (in millions)	2023	2022	2021
Unrecognized tax benefits at beginning of year	$3.6	$5.4	$8.2
Gross increases – tax positions in prior years	0.3	—	0.5
Gross decreases – tax positions in prior years	—	—	—
Gross increases – tax positions in current year	0.3	0.2	0.1
Gross decreases – tax positions in current year	—	—	—
Lapse of statute of limitations	(3.1)	(2.0)	(3.4)
Unrecognized tax benefits at end of year	$1.1	$3.6	$5.4

Amount that, if recognized, would favorably impact the effective tax rate	$1.2	$3.7	$5.5

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

The Company anticipates that it is reasonably possible that its unrecognized tax benefits may decrease up to $0.3 million, excluding interest and correlative effects, during the twelve months ending December 31, 2024, due to the expiration of the statutes of limitations for the 2020 tax year and all prior open tax years.

The Company’s tax years subject to federal, state or foreign examinations are 2019 through 2023.

Note J: Retirement Plans, Postretirement and Postemployment Benefits

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

The net periodic benefit cost of defined benefit plans includes the following components:

years ended December 31 (in millions)	2023	2022	2021
Service cost	$32.9	$48.1	$46.2
Interest cost	51.3	41.2	35.7
Expected return on assets	(71.4)	(77.3)	(70.5)
Amortization of:
Prior service cost	5.9	4.9	0.8
Actuarial loss	0.6	3.9	12.2
Settlement charge	—	4.6	—
Net periodic benefit cost	$19.3	$25.4	$24.4

The components of net periodic benefit cost, other than service cost, are included in the line item Other nonoperating income, net, in the consolidated statements of earnings. Based on the roles of the employees, service cost is included in Total cost of revenues or Selling, general and administrative expenses line items in the consolidated statements of earnings.

The expected return on assets is calculated by applying an annually selected expected long-term rate of return assumption to the estimated fair value of the plan assets during the year, giving consideration to contributions and benefits paid.

Form 10-K ♦ Page 94

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Company recognized the following pretax amounts in consolidated comprehensive earnings:

years ended December 31
(in millions)	2023	2022	2021
Actuarial loss (gain)	$20.9	$(114.5)	$(67.5)
Prior service cost	—	48.1	—
Amortization of:
Prior service cost	(5.9)	(4.9)	(0.8)
Actuarial loss	(0.6)	(3.9)	(12.2)
Settlement charge	—	(4.6)	—
Total	$14.4	$(79.8)	$(80.5)

Accumulated other comprehensive loss includes the following amounts that have not yet been recognized in net periodic benefit cost:

December 31	2023		2022
(in millions)	Gross	Net of tax	Gross	Net of tax
Prior service cost	$42.4	$20.0	$48.2	$20.3
Actuarial loss	63.4	29.9	43.2	18.2
Total	$105.8	$49.9	$91.4	$38.5

The defined benefit plans’ change in projected benefit obligation is as follows:

years ended December 31
(in millions)	2023	2022
Net projected benefit obligation at beginning of year	$857.6	$1,135.5
Service cost	32.9	48.1
Interest cost	51.3	41.2
Actuarial loss (gain)	72.6	(363.3)
Gross benefits paid	(45.2)	(52.0)
Plan amendments	—	48.1
Net projected benefit obligation at end of year	$969.2	$857.6

The largest component of the actuarial loss in 2023 was the lower discount rate compared with 2022. The actuarial gain in 2022 was primarily attributable to a higher discount rate compared with 2021.

The Company’s change in plan assets, funded status and amounts recognized on the Company’s consolidated balance sheets are as follows:

years ended December 31
(in millions)	2023	2022
Fair value of plan assets at beginning of year	$1,067.1	$1,200.3
Actual return on plan assets, net	123.1	(171.4)
Employer contributions	31.8	90.2
Gross benefits paid	(45.2)	(52.0)
Fair value of plan assets at end of year	$1,176.8	$1,067.1

December 31
(in millions)	2023	2022
Funded status of the plan at end of year	$207.6	$209.5
Accrued benefit credit	$207.6	$209.5

Form 10-K ♦ Page 95

Part II ♦ Item 8 – Financial Statements and Supplementary Data

December 31
(in millions)	2023	2022
Amounts recognized on consolidated balance sheets consist of:
Noncurrent asset	$307.8	$295.3
Current liability	(7.5)	(6.8)
Noncurrent liability	(92.7)	(79.0)
Net amount recognized at end of year	$207.6	$209.5

The accumulated benefit obligation for all defined benefit pension plans was $881.9 million and $789.6 million at December 31, 2023 and 2022, respectively.

Benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets are as follows:

December 31
(in millions)	2023	2022
Projected benefit obligation	$100.7	$86.3
Accumulated benefit obligation	$90.9	$79.5
Fair value of plan assets	$0.5	$0.5

Weighted-average assumptions used to determine benefit obligations as of December 31 are:

	2023	2022
Discount rate	5.58%	5.88%
Rate of increase in future compensation levels	4.50%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are:

	2023	2022	2021
Discount rate	5.88%	3.44%	3.16%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on assets	6.75%	6.75%	6.75%

The expected long-term rate of return on pension fund assets is based on the current asset class mix of the Company's pension plan assets, current capital market conditions and a stochastic forecast of future conditions.

As of December 31, 2023 and 2022, the Company estimated the remaining lives of participants in the pension plans using the Pri-2012 Base tables. The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants; the tables were adjusted to reflect both the mortality experience of the Company’s participants and a geospatial mortality analysis. These adjustments were updated from December 31, 2022, where the Pri-2012 tables were only adjusted based on the experience of the Company's participants. The Company used the MP-2020 mortality improvement scale for 2023 and 2022.

Retirement plan assets are invested in listed stocks, bonds, real estate, private infrastructure and cash equivalents. The target allocation for 2023 and the actual pension plan asset allocation by asset class are as follows:

	Percentage of Plan Assets
	2023
	Target	December 31
Asset Class	Allocation	2023	2022
Equity securities	56%	53%	54%
Debt securities	28%	27%	24%
Real estate	10%	12%	14%
Private infrastructure	6%	8%	8%
Total	100%	100%	100%

Form 10-K ♦ Page 96

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Company’s investment strategy is for equity securities to be invested in mid-sized to large capitalization U.S. funds, and small capitalization, international and emerging growth funds. Debt securities, or fixed income investments, are invested in funds benchmarked to the Barclays U.S. Aggregate Bond Index.

The fair values of pension plan assets by asset class and fair value hierarchy level are as follows:

	Fair Value Measurements
December 31	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value	Total Fair Value
(in millions)	2023
Equity securities[1]:
Mid-sized to large cap	$—	$—	$—	$307.2	$307.2
Small cap, international and emerging growth funds	—	—	—	319.5	319.5
Debt securities[1]:
Core fixed income	—	—	—	319.2	319.2
Real estate	—	—	—	136.7	136.7
Private infrastructure	—	—	—	90.2	90.2
Cash equivalents	—	—	—	4.0	4.0
Total	$—	$—	$—	$1,176.8	$1,176.8

	2022
Equity securities[1]:
Mid-sized to large cap	$—	$—	$—	$291.6	$291.6
Small cap, international and emerging growth funds	—	—	—	287.2	287.2
Debt securities[1]:
Core fixed income	—	—	—	249.1	249.1
Real estate	—	—	—	151.5	151.5
Private infrastructure	—	—	—	83.1	83.1
Cash equivalents	0.2	—	—	4.4	4.6
Total	$0.2	$—	$—	$1,066.9	$1,067.1

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

In 2023 and 2022, the Company made combined pension plan and SERP contributions of $31.8 million and $90.2 million, respectively. The Company currently estimates that it will contribute $32.7 million to its pension plans in 2024.

Form 10-K ♦ Page 97

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The expected benefit payments to be paid from plan assets for each of the next five years and the five-year period thereafter are as follows:

(in millions)
2024	$50.0
2025	$66.3
2026	$58.8
2027	$62.3
2028	$64.7
Years 2029 - 2033	$341.3

Postretirement Benefits. The net periodic benefit credit for postretirement plans includes the following components:

years ended December 31
(in millions)	2023	2022	2021
Interest cost	$0.5	$0.4	$0.3
Amortization of:
Prior service credit	(0.3)	(0.9)	(0.8)
Actuarial gain	(0.6)	(0.2)	(0.1)
Total net periodic benefit credit	$(0.4)	$(0.7)	$(0.6)

The components of net periodic benefit credit, other than service cost, are included in the line item Other nonoperating income, net, in the consolidated statements of earnings.

The Company recognized the following pretax amounts in consolidated comprehensive earnings:

years ended December 31
(in millions)	2023	2022	2021
Actuarial gain	$(0.1)	$(2.0)	$(0.6)
Amortization of:
Prior service credit	0.3	0.9	0.8
Actuarial gain	0.6	0.2	0.1
Total	$0.8	$(0.9)	$0.3

Accumulated other comprehensive loss includes the following amounts that have not yet been recognized in net periodic benefit credit:

December 31	2023		2022
(in millions)	Gross	Net of tax	Gross	Net of tax
Prior service credit	$(0.4)	$(0.2)	$(0.7)	$(0.3)
Actuarial gain	(3.7)	(1.7)	(4.1)	(1.7)
Total	$(4.1)	$(1.9)	$(4.8)	$(2.0)

The postretirement health care plans’ change in benefit obligation is as follows:

years ended December 31
(in millions)	2023	2022
Net benefit obligation at beginning of year	$8.9	$11.4
Interest cost	0.5	0.4
Participants’ contributions	0.7	0.6
Actuarial gain	(0.1)	(1.9)
Gross benefits paid	(1.7)	(1.6)
Net benefit obligation at end of year	$8.3	$8.9

Form 10-K ♦ Page 98

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The postretirement health care plans’ change in plan assets, funded status and amounts recognized on the Company’s consolidated balance sheets are as follows:

years ended December 31
(in millions)	2023	2022
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1.0	1.0
Participants’ contributions	0.7	0.6
Gross benefits paid	(1.7)	(1.6)
Fair value of plan assets at end of year	$—	$—

December 31
(in millions)	2023	2022
Funded status of the plan at end of year	$(8.3)	$(8.9)
Accrued benefit cost	$(8.3)	$(8.9)

December 31
(in millions)	2023	2022
Amounts recognized on consolidated balance sheets consist of:
Current liability	$(1.0)	$(1.0)
Noncurrent liability	(7.3)	(7.9)
Net amount recognized at end of year	$(8.3)	$(8.9)

Weighted-average assumptions used to determine the postretirement benefit obligation as of December 31 are:

	2023	2022
Discount rate	5.79%	6.02%

Weighted-average assumptions used to determine net postretirement benefit credit for the years ended December 31 are:

	2023	2022	2021
Discount rate	6.02%	3.02%	2.48%

As of December 31, 2023 and 2022, the Company estimated the remaining lives of participants in the postretirement benefit plans using the Pri-2012 Base tables. The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants; both tables were adjusted to reflect the experience of the Company’s participants. The Company used the MP-2020 mortality improvement scale for 2023 and 2022.

Assumed health care cost trend rates at December 31 are:

	2023	2022
Health care cost trend rate assumed for next year	6.50%	6.75%
Rate to which the cost trend rate gradually declines	4.75%	4.75%
Year the rate reaches the ultimate rate	2031	2031

The Company estimates that it will contribute $1.0 million to its postretirement health care plans in 2024.

The total expected benefit payments to be paid by the Company, net of participant contributions, for each of the next five years and the five-year period thereafter are as follows:

(in millions)
2024	$1.0
2025	$1.2
2026	$1.1
2027	$1.0
2028	$0.9
Years 2029 - 2033	$3.8

Form 10-K ♦ Page 99

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Defined Contribution Plan. The Company maintains a defined contribution plan that covers substantially all employees. This plan, qualified under Section 401(a) of the Internal Revenue Code, is a retirement savings and investment plan for the Company’s salaried and hourly employees. Under certain provisions of the plan, the Company matches employees’ eligible contributions at established rates. The Company’s matching obligations were $22.3 million in 2023, $23.1 million in 2022 and $20.5 million in 2021.
Note K: Stock-Based Compensation

On May 19, 2016, the Company’s shareholders approved the Martin Marietta Amended and Restated Stock-Based Award Plan. The Martin Marietta Materials, Inc. Stock-Based Award Plan, as amended from time to time, along with the Amended Omnibus Securities Award Plan, originally approved in 1994 (collectively, the Plans), are still effective for awards made prior to 2017. The Company has been authorized by the Board of Directors to repurchase shares of the Company’s common stock for issuance under the stock-based award plans (see Note M).

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

The following table summarizes information for restricted stock awards and incentive compensation stock awards for 2023:

	Restricted Stock - Service Based		Restricted Stock - Performance Based		Incentive Compensation Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
January 1, 2023	215,644	$272.86	103,795	$339.17	32,149	$341.72
Awarded	60,982	$369.18	33,103	$392.73	4,012	$362.08
Distributed	(59,184)	$305.80	(70,370)	$266.97	(18,835)	$325.48
Forfeited	(6,799)	$341.96	(1,626)	$371.00	—	$—
Adjustment for performance	—	$—	33,248	$266.97	—	$—
December 31, 2023	210,643	$289.26	98,150	$384.02	17,326	$364.09

The weighted-average grant-date fair value per share of service-based restricted stock awards granted during 2023, 2022 and 2021 was $369.18, $362.77 and $342.11, respectively. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during 2023, 2022 and 2021 was $392.73, $406.99 and $352.52, respectively. The weighted-average grant-date fair value per share of incentive compensation stock awards granted during 2023, 2022 and 2021 was $362.08, $369.05 and $325.30, respectively.

The aggregate intrinsic values for unvested restricted stock awards and unvested incentive compensation stock awards at December 31, 2023 were $154.1 million and $3.6 million, respectively, and were based on the closing price of the Company’s common stock at December 31, 2023, which was $498.91. The aggregate intrinsic values of restricted stock awards distributed during the years ended December 31, 2023, 2022 and 2021 were $47.6 million, $64.5 million and $41.1 million, respectively. The aggregate intrinsic values of incentive compensation stock awards distributed during the years ended December 31, 2023, 2022

Form 10-K ♦ Page 100

Part II ♦ Item 8 – Financial Statements and Supplementary Data

and 2021 were $3.9 million, $3.1 million and $4.9 million, respectively. The aggregate intrinsic values for distributed awards were based on the closing prices of the Company’s common stock on the dates of distribution.

Prior to 2016, under the Plans, the Company granted options to employees to purchase its common stock at a price equal to the closing market value at the date of grant. Options become exercisable in four annual installments beginning one year after date of grant. Outstanding options expire ten years after the grant date.

The following table includes summary information for stock options as of December 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding at January 1, 2023	15,283	$136.55
Exercised	(9,180)	$131.50
Outstanding at December 31, 2023	6,103	$144.14	1.1

Exercisable at December 31, 2023	6,103	$144.14	1.1

The aggregate intrinsic values of options exercised during the years ended December 31, 2023, 2022 and 2021 were $2.6 million, $1.3 million and $2.3 million, respectively, and were based on the closing prices of the Company’s common stock on the dates of exercise. The aggregate intrinsic values for options outstanding and exercisable at December 31, 2023 were $2.2 million and were based on the closing price of the Company’s common stock at December 31, 2023, which was $498.91.

At December 31, 2023, there were approximately 0.4 million awards available for grant under the Plans. In 2016, the Company’s shareholders approved the issuance of an additional 0.8 million shares of common stock under the Plans.

In 1996, the Company adopted the Shareholder Value Achievement Plan to award shares of the Company’s common stock to key senior employees based on certain common stock performance criteria over a long-term period. Under the terms of this plan, 0.3 million shares of common stock were reserved for issuance. Through December 31, 2023, 42,025 shares have been issued under this plan. No awards have been granted under this plan since 2000.

The Company adopted and the shareholders approved the Common Stock Purchase Plan for Directors in 1996, which provides nonemployee members of the Board of Directors the election to receive all or a portion of their total fees in the form of the Company’s common stock. Beginning in 2016, members of the Board of Directors were not required to defer any of their fees in the form of the Company’s common stock. Under the terms of this plan, 0.3 million shares of common stock were reserved for issuance. Nonemployee members of the Board of Directors elected to defer portions of their fees representing 1,333, 1,767 and 1,686 shares of the Company’s common stock under this plan during 2023, 2022 and 2021, respectively.

The following table summarizes stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021, unrecognized compensation cost for nonvested awards at December 31, 2023 and the weighted-average period over which unrecognized compensation cost will be recognized:

(in millions, except year data)	Restricted Stock	Incentive Compensation Stock	Directors’ Fees Paid in Stock	Total
Stock-based compensation expense recognized for years ended December 31:
2023	$48.7	$0.8	$0.5	$50.0
2022	$41.0	$1.1	$0.6	$42.7
2021	$41.4	$1.0	$0.6	$43.0
Unrecognized compensation cost at December 31, 2023	$39.5	$0.4	$—	$39.9
Weighted-average period over which unrecognized compensation cost will be recognized	1.8 years	1.3 years

Form 10-K ♦ Page 101

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Total tax benefits related to stock-based compensation expense were $8.6 million, $7.6 million and $7.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following presents expected stock-based compensation expense in future periods for outstanding awards as of December 31, 2023:

(in millions)
2024	$28.2
2025	9.1
2026	1.8
2027	0.7
2028	0.1
Total	$39.9

Stock-based compensation expense is included in Selling, general and administrative expenses in the Company’s consolidated statements of earnings.

Note L: Leases

The Company has leases, primarily for equipment, railcars, fleet vehicles, office space, land, information technology equipment and software. The Company’s leases have remaining lease terms ranging from less than one year to 96 years, some of which may include options to extend the leases for up to 30 years, and some of which may include options to terminate the leases within one year.

Certain of the Company’s lease agreements include payments based upon variable rates, including, but not limited to, hours used, tonnage processed and factors related to indices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease cost are as follows:

years ended December 31 (in millions)	2023	2022	2021
Operating lease cost	$76.5	$73.1	$72.9
Finance lease cost:
Amortization of right-of-use assets	21.2	18.3	14.3
Interest on lease liabilities	4.8	4.4	3.5
Variable lease cost	18.5	16.5	17.9
Short-term lease cost	46.2	45.2	32.3
Total lease cost	$167.2	$157.5	$140.9

The Company has royalty agreements that are prescriptively excluded from the scope of ASC 842 and generally require royalty payments based on tons produced, tons sold or total sales dollars and also contain minimum payments. Royalty expense was $86.2 million, $78.2 million and $67.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Form 10-K ♦ Page 102

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The balance sheet classifications of operating and finance leases are as follows:

December 31 (in millions)	2023	2022
Operating leases:
Operating lease right-of-use assets	$371.6	$383.5

Current operating lease liabilities	$53.3	$52.1
Noncurrent operating lease liabilities	326.7	335.9
Total operating lease liabilities	$380.0	$388.0

Finance leases:
Property, plant and equipment	$253.5	$236.9
Accumulated depreciation	(58.8)	(39.4)
Property, plant and equipment, net	$194.7	$197.5

Other current liabilities	$20.1	$17.8
Other noncurrent liabilities	179.5	182.1
Total finance lease liabilities	$199.6	$199.9

The incremental borrowing rate ranged from 0.0% to 6.0% for the years ended December 31, 2023 and 2022. Weighted-average remaining lease terms and discount rates are as follows:

December 31	2023	2022
Weighted-average remaining lease terms (years):
Operating leases	11.7	12.2
Finance leases	18.3	19.1

Weighted-average discount rates:
Operating leases	4.3%	4.0%
Finance leases	2.6%	2.3%

Future lease payments as of December 31, 2023 are as follows:

	Operating	Finance
(in millions)	Leases	Leases
2024	$69.1	$25.0
2025	60.8	21.1
2026	52.2	13.9
2027	42.1	12.8
2028	36.4	12.0
Thereafter	254.3	171.5
Total lease payments	514.9	256.3
Less: imputed interest	(119.4)	(55.9)
Present value of lease payments	395.5	200.4
Less: leases classified as held for sale	(15.5)	(0.8)
Less: current lease obligations	(53.3)	(20.1)
Total long-term lease obligations	$326.7	$179.5

Note M: Shareholders’ Equity

The authorized capital structure of the Company includes 100.0 million shares of common stock, with a par value of $0.01 per share. At December 31, 2023, approximately 1.1 million common shares were reserved for issuance under stock-based award plans.

Form 10-K ♦ Page 103

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Pursuant to authority granted by its Board of Directors, the Company can repurchase up to 20.0 million shares of common stock. During each of 2023 and 2022, the Company repurchased 0.4 million shares of common stock. The Company made no share repurchases during 2021. Future share repurchases are at the discretion of management. At December 31, 2023, 12.7 million shares of common stock were remaining under the Company’s repurchase authorization.

Note N: Commitments and Contingencies

Legal and Administrative Proceedings. The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. In the opinion of management and counsel, based upon currently available facts, the likelihood is remote that the ultimate outcome of any litigation and other proceedings, including those pertaining to environmental matters (see Note A), relating to the Company and its subsidiaries, will have a material adverse effect on the overall results of the Company’s operations, its cash flows or its financial position.

Asset Retirement Obligations. The Company incurs reclamation and teardown costs as part of its mining and production processes. Estimated future obligations are discounted to their present value and accreted to their projected future obligations via charges to operating expenses. Additionally, the fixed assets recorded concurrently with the liabilities are depreciated over the period until retirement activities are expected to occur. Total accretion and depreciation expenses for 2023, 2022 and 2021 were $17.1 million, $15.5 million and $11.9 million, respectively, and are included in Other operating income, net, in the consolidated statements of earnings.

The following shows the changes in asset retirement obligations:

years ended December 31 (in millions)	2023	2022	2021
Balance at beginning of year	$380.0	$306.8	$153.8
Accretion expense	10.9	10.6	7.2
Liabilities incurred and liabilities assumed in business combinations	33.8	78.6	179.0
Liabilities settled	(27.7)	(14.1)	(5.2)
Revisions in estimated cash flows	(12.5)	(3.1)	3.5
Liabilities reclassified from/(to) assets held for sale	15.8	1.2	(31.5)
Balance at end of year	$400.3	$380.0	$306.8

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

Insurance Reserves. At December 31, 2023 and 2022, reserves of $46.9 million and $48.2 million, respectively, were recorded for insurance claims.

Letters of Credit. In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At December 31, 2023, the Company was contingently liable for $32.2 million in letters of credit.

Surety Bonds. At December 31, 2023, the Company was contingently liable for $698.3 million in surety bonds required by certain states and municipalities and their related agencies. The bonds are provided in the normal course of business and are principally for certain insurance claims, construction contracts, reclamation obligations and mining permits guaranteeing the Company’s own performance. The Company has indemnified the underwriting insurance company against any exposure under the surety bonds. In the Company’s past experience, no material claims have been made against these financial instruments.

Borrowing Arrangement with Affiliate. At December 31, 2022, the Company had a $6.0 million interest-only note receivable outstanding from an unconsolidated affiliate. The note receivable was repaid in full by the unconsolidated affiliate during 2023.

Form 10-K ♦ Page 104

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Purchase Commitments. The Company had purchase commitments for property, plant and equipment of $162.1 million as of December 31, 2023. The Company also had other purchase obligations related to energy and service contracts of $233.1 million as of December 31, 2023. The Company’s contractual purchase commitments as of December 31, 2023 are as follows:

(in millions)
2024	$247.2
2025	39.1
2026	28.7
2027	14.1
2028	14.4
Thereafter	51.7
Total	$395.2

Of the total contractual purchase commitments, $50.7 million was for the Company's South Texas cement business and related ready mixed concrete operations that are classified as assets held for sale as of December 31, 2023.

Capital expenditures in 2023, 2022 and 2021 that were purchase commitments as of the prior year end were $111.4 million, $89.6 million and $99.0 million, respectively.

Additionally, the Company has a purchase commitment for 394 railcars at an aggregate value of $42.7 million as of December 31, 2023.

Contracts of Affreightment and Royalty Commitments. Future minimum contracts of affreightment and royalty commitments for all noncancelable agreements that are not accounted for as leases on the Company’s consolidated balance sheet as of December 31, 2023 are as follows:

(in millions)	Contracts of Affreightment	Royalty Commitments
2024	$16.9	$26.4
2025	17.1	14.1
2026	17.4	11.7
2027	17.7	11.2
2028	—	8.0
Thereafter	—	77.4
Total	$69.1	$148.8

Employees. Approximately 12% of the Company’s employees are represented by a labor union. All such employees are hourly employees. The Company maintains collective bargaining agreements relating to the union employees within the Building Materials business and Magnesia Specialties segment. All of the hourly employees of the Magnesia Specialties segment, located in Manistee, Michigan, and Woodville, Ohio, are represented by labor unions. The Woodville collective bargaining agreement expires in June 2026. The Manistee collective bargaining agreement expires in August 2027.

Note O: Segments

As of December 31, 2023, the Building Materials business is comprised of four divisions that represent individual operating segments. These operating segments are consolidated into two reportable segments, the East Group and the West Group, for financial reporting purposes as they meet the aggregation criteria. The Magnesia Specialties business represents an individual operating and reportable segment. The accounting policies used for segment reporting are the same as those described in Note A.

The Chief Operating Decision Maker’s evaluation of performance and allocation of resources are based primarily on earnings from operations. Segment earnings from operations include total revenues less cost of revenues; selling, general and administrative expenses; other operating income and expenses, net; and exclude interest income and expense; other nonoperating income and expenses, net; and income tax expense. Corporate loss from operations primarily includes depreciation; expenses for corporate administrative functions; acquisition, divestiture and integration expenses; and other nonrecurring income and expenses not attributable to operations of the Company's other operating segments.

Form 10-K ♦ Page 105

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Assets employed by segment include assets directly identified with those operations. Corporate assets consist primarily of cash, cash equivalents and restricted cash; restricted investments; property, plant and equipment for corporate operations; and other assets not directly identifiable with a reportable segment.

The following tables display selected financial data for the Company’s reportable segments. Total revenues, as presented on the consolidated statements of earnings, reflect the elimination of intersegment revenues, which represent sales from one segment to another segment. Total revenues and earnings (loss) from operations reflect continuing operations only.

years ended December 31 (in millions) Total revenues	2023	2022	2021
East Group	$2,763.4	$2,468.1	$2,303.0
West Group	3,698.4	3,388.6	2,812.3
Total Building Materials business	6,461.8	5,856.7	5,115.3
Magnesia Specialties	315.4	304.0	298.7
Total	$6,777.2	$6,160.7	$5,414.0

years ended December 31 (in millions) Earnings (Loss) from operations	2023	2022	2021
East Group	$857.1	$640.2	$621.7
West Group	777.1	588.1	385.2
Total Building Materials business	1,634.2	1,228.3	1,006.9
Magnesia Specialties	76.0	75.2	90.8
Total reportable segments	1,710.2	1,303.5	1,097.7
Corporate	(114.2)	(96.8)	(123.9)
Consolidated earnings from operations	1,596.0	1,206.7	973.8
Interest expense	165.3	169.0	142.7
Other nonoperating income, net	(62.1)	(53.4)	(24.4)
Consolidated earnings from continuing operations before income tax expense	$1,492.8	$1,091.1	$855.5

Earnings from operations for the West Group included a nonrecurring gain on divestiture of $151.9 million in 2022.

December 31 (in millions) Assets employed	2023	2022	2021
East Group	$5,131.1	$5,063.5	$5,009.0
West Group	7,696.7	7,908.4	8,264.8
Total Building Materials business	12,827.8	12,971.9	13,273.8
Magnesia Specialties	250.0	192.1	168.7
Total reportable segments	13,077.8	13,164.0	13,442.5
Corporate	2,047.1	1,829.6	950.5
Total	$15,124.9	$14,993.6	$14,393.0

Form 10-K ♦ Page 106

Part II ♦ Item 8 – Financial Statements and Supplementary Data

years ended December 31 (in millions) Depreciation, depletion and amortization	2023	2022	2021
East Group	$210.1	$210.4	$196.0
West Group	268.0	260.6	223.0
Total Building Materials business	478.1	471.0	419.0
Magnesia Specialties	12.5	12.2	12.3
Total reportable segments	490.6	483.2	431.3
Corporate	22.6	22.8	20.4
Total	$513.2	$506.0	$451.7

Corporate depreciation, depletion and amortization included $5.9 million, $6.6 million and $5.2 million for the amortization of bond discount and debt issuance costs in 2023, 2022 and 2021, respectively.

years ended December 31 (in millions) Total property additions, including the impact of acquisitions	2023	2022	2021
East Group	$230.8	$189.1	$372.9
West Group	341.7	302.2	1,131.6
Total Building Materials business	572.5	491.3	1,504.5
Magnesia Specialties	39.3	32.0	8.2
Total reportable segments	611.8	523.3	1,512.7
Corporate	14.4	21.1	28.8
Total	$626.2	$544.4	$1,541.5

years ended December 31 (in millions) Property additions through acquisitions	2023	2022	2021
East Group	$—	$—	$169.2
West Group	—	2.5	918.3
Total Building Materials business	—	2.5	1,087.5
Magnesia Specialties	—	—	—
Total reportable segments	—	2.5	1,087.5
Corporate	—	—	—
Total	$—	$2.5	$1,087.5

Form 10-K ♦ Page 107

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note P: Revenues and Gross Profit

The following tables, which are reconciled to consolidated amounts, provide total revenues and gross profit (loss) by line of business: Building Materials (further divided by product line) and Magnesia Specialties. Interproduct revenues represent sales from the aggregates product line to the ready mixed concrete and asphalt and paving product lines and sales from the cement product line to the ready mixed concrete product line. Total revenues and gross profit (loss) reflect continuing operations only.

years ended December 31 (in millions) Total revenues	2023	2022	2021
Building Materials business:
Aggregates	$4,301.6	$3,879.0	$3,344.3
Cement	725.5	620.0	509.3
Ready mixed concrete	1,009.3	953.2	1,147.5
Asphalt and paving	887.1	787.9	517.9
Less: interproduct revenues	(461.7)	(383.4)	(403.7)
Total Building Materials business	6,461.8	5,856.7	5,115.3
Magnesia Specialties	315.4	304.0	298.7
Consolidated total revenues	$6,777.2	$6,160.7	$5,414.0

years ended December 31 (in millions) Gross profit (loss)	2023	2022	2021
Building Materials business:
Aggregates	$1,378.1	$983.8	$907.6
Cement	333.6	202.7	155.9
Ready mixed concrete	102.0	70.7	96.5
Asphalt and paving	109.0	81.0	79.9
Total Building Materials business	1,922.7	1,338.2	1,239.9
Magnesia Specialties:	97.1	90.9	106.5
Corporate	2.8	(5.8)	2.0
Consolidated gross profit	$2,022.6	$1,423.3	$1,348.4

Domestic and foreign total revenues are as follows:

years ended December 31 (in millions)	2023	2022	2021
Domestic	$6,707.2	$6,077.6	$5,338.5
Foreign	70.0	83.1	75.5
Consolidated total revenues	$6,777.2	$6,160.7	$5,414.0

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

Future revenues from unsatisfied performance obligations at December 31, 2023, 2022 and 2021 were $250.5 million, $239.2 million and $153.9 million, respectively, where the remaining periods to complete these obligations ranged from one month to 22 months at December 31, 2023, two months to 34 months at December 31, 2022 and three months to 12 months at December 31, 2021.

Service Revenues. Service revenues, which include paving operations located in California and Colorado, were $410.7 million, $353.7 million and $259.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

December 31
(in millions)	2023	2022
Costs in excess of billings	$5.3	$5.1
Billings in excess of costs	$10.3	$10.5

Revenues recognized from the beginning balance of contract liabilities for the years ended December 31, 2023 and 2022 were $10.3 million and $7.7 million, respectively.

Retainage. Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment withheld until final acceptance of the performance obligation by the customer. Included in Other current assets on the Company’s consolidated balance sheets, retainage was $16.6 million and $13.4 million at December 31, 2023 and 2022, respectively.

Note Q: Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

years ended December 31
(in millions)	2023	2022	2021
Accrued liabilities for purchases of property, plant and equipment	$128.4	$152.4	$92.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$63.4	$27.2	$65.6
Right-of-use assets obtained in exchange for new finance lease liabilities	$21.9	$11.7	$202.3
Remeasurement of operating lease right-of-use assets	$10.3	$(2.9)	$(12.8)
Remeasurement of finance lease right-of-use assets	$—	$(12.6)	$—
Acquisition of assets through asset exchange	$5.2	$—	$—
Accounts payable relieved in connection with sale of property, plant and equipment	$0.7	$—	$—

Supplemental disclosures of cash flow information are as follows:

years ended December 31
(in millions)	2023	2022	2021
Cash paid for interest, net of amount capitalized	$158.9	$164.7	$104.9
Cash paid for income taxes	$291.5	$200.6	$102.9
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$76.6	$78.6	$71.8
Operating cash flows used for finance leases	$4.8	$4.5	$3.5
Financing cash flows used for finance leases	$17.6	$15.0	$11.1

Note R: Other Operating Income, Net

Other operating income, net, is comprised generally of gains and losses on the sale of assets; recoveries and losses related to certain customer accounts receivable; rental, royalty and services income; accretion expense; depreciation expense; and gains and losses related to asset retirement obligations. These net amounts represented income of $28.4 million, $189.2 million and $34.3 million in 2023, 2022 and 2021, respectively. In 2023, other operating income, net, included $19.5 million of gains on land sales. In 2022, other operating income, net, included a $151.9 million pretax gain on the divestiture of the Colorado and Central Texas ready mixed concrete operations. For 2021, other operating income, net, included $21.6 million of gains on land sales and divested assets, including the Company’s former corporate headquarters.

Form 10-K ♦ Page 109

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note S: Other Nonoperating Income, Net

Other nonoperating income, net, is comprised generally of interest income; foreign currency transaction gains and losses; pension and postretirement benefit cost (excluding service cost); net equity earnings from nonconsolidated investments and other miscellaneous income and expenses. Other nonoperating income, net, was $62.1 million, $53.4 million and $24.4 million in 2023, 2022 and 2021, respectively. In 2023, other nonoperating income, net, included $46.7 million of interest income and $8.9 million of third-party railroad track maintenance expense. In 2022, other nonoperating income, net, included $13.6 million of interest income, a $12.0 million pretax gain related to the repurchase of the Company's debt and $8.2 million of third-party railroad track maintenance expense. In 2021, other nonoperating income, net, included $7.7 million of third-party railroad track maintenance expense.

Form 10-K ♦ Page 110

Part II ♦ Item 9A – Controls and Procedures

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is included as the “Statement of Financial Responsibility and Management’s Report on Internal Controls over Financial Reporting” in Item 8, “Financial Statements and Supplemental Data,” of this Form 10-K. The Company’s management concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of December 31, 2023. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements contained herein, also audited the Company’s internal control over financial reporting as of December 31, 2023. The audit report is included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Form 10-K ♦ Page 111

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

ITEM 9B – OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Form 10-K ♦ Page 112

Part III ♦ Item 10 – Directors, Executive Officers and Corporate Governance

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions “Corporate Governance Matters” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2023 (the “2024 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning Section 16(a) reporting compliance is incorporated by reference to the information appearing under the caption “Section 16(a) Reports” in the 2024 Proxy Statement. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading “Information about our Executive Officers,” of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading “Available Information,” of this Form 10‑K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Pay Versus Performance,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2024 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2024 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2024 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2024 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

Form 10-K ♦ 113

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) List of financial statements filed as part of this Form 10-K

The consolidated financial statements of Martin Marietta and consolidated subsidiaries, and related notes, appear in Item 8, “Financial Statements and Supplemental Data,” of this Form 10-K.

(a) (2) List of financial statement schedules filed as part of this Form 10-K

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

(a) (3) Exhibits

The list of Exhibits on the accompanying Index of Exhibits included in Item 15(b) of this Form 10-K is hereby incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit is indicated by asterisks.

(b) Index of Exhibits

Exhibit No.
2.01

Equity and Asset Purchase Agreement, dated as of November 20, 2023, among Martin Marietta Materials, Inc., CRH Americas Materials, Inc. and CRH plc (incorporated by reference to Exhibit 2.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on November 24, 2023) (Commission File No. 1-12744)

3.01

Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 24, 2017) (Commission File No. 1-12744)

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

Form 10-K ♦ 114

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

4.20	Form of 2.400% Senior Notes due 2031 (contained in Exhibit 4.19)
4.21	Form of 3.200% Senior Notes due 2051 (contained in Exhibit 4.19)

Form 10-K ♦ 115

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
4.22

Description of the Company’s Capital Stock (incorporated by reference to Exhibit 4.17 to the Martin Marietta Materials, Inc. Current Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 1-12744))

10.01

$800,000,000 Credit Agreement dated as of December 21, 2021 among Martin Marietta Materials, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and Deutsche Bank AG New York Branch, PNC Bank, National Association, Truist Bank, and Wells Fargo Bank, National Association, as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 27, 2021) (Commission File No. 1-12744)

10.02

Loan Modification No. 1 and Extension Agreement dated as of December 22, 2022, among Martin Marietta Materials, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 22, 2022) (Commission File No. 1-12744)

10.03

Loan Modification No. 2 and Extension Agreement dated as of December 21, 2023 among the Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 21, 2023) (Commission File No. 1-12744)

10.04

Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.05

Commitment Letter dated as of June 20, 2014 to the Credit and Security Agreement, dated as of April 19, 2013 (as last amended April 18, 2014), among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1-12744)

10.06

Second Amendment to Credit and Security Agreement, dated as of April 18, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2014) (Commission File No. 1-12744)

10.07

Fifth Amendment to Credit and Security Agreement, dated as of September 30, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on October 3, 2014) (Commission File No. 1-12744)

10.08

Seventh Amendment to Credit and Security Agreement, dated as of September 28, 2016, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 30, 2016) (Commission File No. 1-12744)

10.09

Ninth Amendment to Credit and Security Agreement, dated as of April 17, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 17, 2018) (Commission File No. 1-12744)

Form 10-K ♦ 116

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.10

Tenth Amendment to Credit and Security Agreement, dated as of September 28, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 25, 2018) (Commission File No. 1-12744)

10.11

Eleventh Amendment to Credit and Security Agreement, dated as of September 24, 2019, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 24, 2019) (Commission File No. 1-12744)

10.12

Twelfth Amendment to Credit and Security Agreement, dated as of September 23, 2020, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 23, 2020) (Commission File No. 1-12744)

10.13

Thirteenth Amendment to Credit and Security Agreement, dated as of September 22, 2021, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 23, 2021) (Commission File No. 1-12744)

10.14

Fourteenth Amendment to Credit Agreement, dated as of September 21, 2022, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (including a conformed copy of the Credit Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 21, 2022) (Commission File No. 1-12744)

10.15

Fifteenth Amendment to Credit Agreement, dated as of September 20, 2023, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (including a conformed copy of the Credit Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on September 20, 2023) (Commission File No. 1-12744)

10.16

Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.17

Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.18

Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.19

Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

Form 10-K ♦ 117

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.20

Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.21

Martin Marietta Amended and Restated Stock-Based Award Plan last amended and restated February 18, 2016 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.22

Martin Marietta Executive Cash Incentive Plan adopted February 18, 2016 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.23

Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10‑K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.24

Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.25

Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.26

Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.27

Form of Restricted Stock Unit Agreement for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.28

Form of Special Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.19 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

10.29

Form of Performance-Based Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (Commission File No. 1-12744)**

10.30

Offer Letter, dated as of June 9, 2017, by and between Martin Marietta Materials, Inc. and James A. J. Nickolas (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018) (Commission File No. 1-12744)**

10.31

Form of First Amendment to the Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.32

Form of Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.33

Form of Performance Share Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.3 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

Form 10-K ♦ 118

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.34

Form of Directors’ Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.27 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2018) (Commission File No. 1-12744)**

10.35

Martin Marietta Nonqualified Deferred Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))**

10.36

Martin Marietta Nonqualified Deferred Cash Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))**

10.37

Offer Letter, dated as of January 11, 2019, by and between Martin Marietta Materials, Inc. and Robert J. Cardin (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019) (Commission File No. 1-12744)**

*21.01	List of subsidiaries of Martin Marietta Materials, Inc.
*23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries
*24.01	Powers of Attorney (included in this Form 10-K immediately following Signatures)
*31.01	Certification dated February 23, 2024 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a‑14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification dated February 23, 2024 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a‑14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.01	Certification dated February 23, 2024 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.02	Certification dated February 23, 2024 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95	Mine Safety Disclosure Exhibit
*97	Executive Clawback Policy
*101	The following financial information formatted in Inline XBRL:
*101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
*104	The cover page financial information formatted in Inline XBRL (included as Exhibit 101).

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2024 Proxy Statement to be filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2024 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

* Filed herewith

** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

Form 10-K ♦ 119

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

(c) Financial Statement Schedule

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C		Col D		Col E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts- describe	Deductions- describe		Balance at end of period
	(Amounts in Millions)
Year ended December 31, 2023
Allowance for estimated credit losses	$11.0	$0.7	$—	$—		$11.7
Allowance for estimated credit losses on notes receivable	$—	$—	$—	$—		$—

Year ended December 31, 2022
Allowance for estimated credit losses	$5.8	$5.2	$—	$—		$11.0
Allowance for estimated credit losses on notes receivable	$0.1	$—	$—	$0.1	(a)	$—

Year ended December 31, 2021
Allowance for estimated credit losses	$5.9	$—	$—	$0.1	(a)	$5.8
Allowance for estimated credit losses on notes receivable	$0.4	$—	$—	$0.3	(a)	$0.1
a.
Change in estimates

ITEM 16 – FORM 10-K SUMMARY

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

Form 10-K ♦ 120

♦ Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Roselyn R. Bar
Roselyn R. Bar
Executive Vice President, General Counsel and Corporate Secretary

Dated: February 23, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints Roselyn R. Bar as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, full power and authority to do and perform each in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Form 10-K ♦ 121

♦ Signatures

Signature	Title	Date

/s/ C. Howard Nye	Chairman of the Board,	February 23, 2024
C. Howard Nye	President and Chief Executive Officer

/s/ James A. J. Nickolas	Executive Vice President	February 23, 2024
James A. J. Nickolas	and Chief Financial Officer

/s/ Robert J. Cardin	Senior Vice President,	February 23, 2024
Robert J. Cardin	Controller and Chief Accounting Officer

/s/ Dorothy M. Ables	Director	February 23, 2024
Dorothy M. Ables

/s/ Sue W. Cole	Director	February 23, 2024
Sue W. Cole

/s/ Anthony R. Foxx	Director	February 23, 2024
Anthony R. Foxx

/s/ John J. Koraleski	Director	February 23, 2024
John J. Koraleski

/s/ Laree E. Perez	Director	February 23, 2024
Laree E. Perez

/s/ Thomas H. Pike	Director	February 23, 2024
Thomas H. Pike

/s/ Michael J. Quillen	Director	February 23, 2024
Michael J. Quillen

/s/ Donald W. Slager	Director	February 23, 2024
Donald W. Slager

/s/ David C. Wajsgras	Director	February 23, 2024
David C. Wajsgras

Form 10-K ♦ 122