Form 10-Q
period 2024-03-31
MARTIN MARIETTA MATERIALS INC
filed 2024-04-30
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2024
Common Stock, $0.01 par value	61,640,190

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(In Millions, Except Share and Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$2,648	$1,272
Restricted cash	2	10
Accounts receivable, net	703	753
Inventories, net	1,077	989
Current assets held for sale	18	807
Other current assets	70	88
Total Current Assets	4,518	3,919

Property, plant and equipment	11,257	10,708
Allowances for depreciation, depletion and amortization	(4,657)	(4,522)
Net property, plant and equipment	6,600	6,186
Goodwill	3,479	3,389
Other intangibles, net	702	698
Operating lease right-of-use assets, net	382	372
Other noncurrent assets	559	561
Total Assets	$16,240	$15,125

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$266	$343
Accrued salaries, benefits and payroll taxes	37	102
Accrued income taxes	457	6
Accrued other taxes	37	47
Accrued interest	40	41
Current maturities of long-term debt	400	400
Current operating lease liabilities	52	53
Current liabilities held for sale	—	18
Other current liabilities	140	160
Total Current Liabilities	1,429	1,170

Long-term debt	3,947	3,946
Deferred income taxes, net	865	874
Noncurrent operating lease liabilities	344	327
Noncurrent asset retirement obligations	388	383
Other noncurrent liabilities	390	389
Total Liabilities	7,363	7,089

Equity:
Common stock, par value $0.01 per share (61,639,965 shares and 61,821,421 shares outstanding at March 31, 2024 and December 31, 2023, respectively)	1	1
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,512	3,519
Accumulated other comprehensive loss	(49)	(49)
Retained earnings	5,411	4,563
Total Shareholders' Equity	8,875	8,034
Noncontrolling interests	2	2
Total Equity	8,877	8,036
Total Liabilities and Equity	$16,240	$15,125

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended
	March 31,
	2024	2023
	(In Millions, Except Per Share Data)
Total Revenues	$1,251	$1,354
Total cost of revenues	979	1,051

Gross Profit	272	303

Selling, general and administrative expenses	118	104
Acquisition, divestiture and integration expenses	20	1
Other operating (income) expense, net	(1,287)	2
Earnings from Operations	1,421	196

Interest expense	40	42
Other nonoperating income, net	(33)	(17)
Earnings from continuing operations before income tax expense	1,414	171
Income tax expense	368	36
Earnings from continuing operations	1,046	135
Loss from discontinued operations, net of income tax benefit	—	(13)
Consolidated net earnings	1,046	122
Less: Net earnings attributable to noncontrolling interests	1	1
Net Earnings Attributable to Martin Marietta	$1,045	$121

Consolidated Comprehensive Earnings (See Note 1):
Earnings attributable to Martin Marietta	$1,045	$122
Earnings attributable to noncontrolling interests	1	1
	$1,046	$123
Net Earnings (Loss) Attributable to Martin Marietta
Per Common Share:
Basic earnings per share from continuing operations attributable to common shareholders	$16.92	$2.17
Basic loss per share from discontinued operations attributable to common shareholders	—	(0.21)
	$16.92	$1.96

Diluted earnings per share from continuing operations attributable to common shareholders	$16.87	$2.16
Diluted loss per share from discontinued operations attributable to common shareholders	—	(0.21)
	$16.87	$1.95

Weighted-Average Common Shares Outstanding:
Basic	61.8	62.1
Diluted	62.0	62.2

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$1,046	$122
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	130	124
Stock-based compensation expense	15	14
Gain on divestitures and sales of assets	(1,333)	(1)
Deferred income taxes, net	(95)	6
Noncash asset and portfolio rationalization charge	49	—
Other items, net	(2)	(2)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	55	(14)
Inventories, net	(85)	(82)
Accounts payable	15	18
Other assets and liabilities, net	377	(24)
Net Cash Provided by Operating Activities	172	161

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(200)	(174)
Acquisitions, net of cash acquired	(488)	—
Proceeds from divestitures and sales of assets	2,107	22
Investments in life insurance contracts, net	6	4
Other investing activities, net	—	(4)
Net Cash Provided by (Used for) Investing Activities	1,425	(152)

Cash Flows from Financing Activities:
Payments on finance lease obligations	(5)	(4)
Dividends paid	(46)	(42)
Repurchases of common stock	(150)	(75)
Distributions to owners of noncontrolling interest	(1)	—
Shares withheld for employees’ income tax obligations	(27)	(17)
Net Cash Used for Financing Activities	(229)	(138)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,368	(129)
Cash, Cash Equivalents and Restricted Cash, beginning of period	1,282	359
Cash, Cash Equivalents and Restricted Cash, end of period	$2,650	$230

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Share and Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	62,102,353	$1	$3,489	$(38)	$3,719	$7,171	$2	$7,173
Consolidated net earnings	—	—	—	—	121	121	1	122
Other comprehensive earnings, net of tax	—	—	—	1	—	1	—	1
Dividends declared ($0.66 per common share)	—	—	—	—	(41)	(41)	—	(41)
Issuances of common stock for stock award plans	69,374	—	1	—	—	1	—	1
Shares withheld for employees' income tax obligations	—	—	(17)	—	—	(17)	—	(17)
Repurchases of common stock	(203,770)	—	—	—	(75)	(75)	—	(75)
Stock-based compensation expense	—	—	14	—	—	14	—	14
Balance at March 31, 2023	61,967,957	$1	$3,487	$(37)	$3,724	$7,175	$3	$7,178

Balance at December 31, 2023	61,821,421	$1	$3,519	$(49)	$4,563	$8,034	$2	$8,036
Consolidated net earnings	—	—	—	—	1,045	1,045	1	1,046
Dividends declared ($0.74 per common share)	—	—	—	—	(46)	(46)	—	(46)
Issuances of common stock for stock award plans	74,145	—	5	—	—	5	—	5
Shares withheld for employees' income tax obligations	—	—	(27)	—	—	(27)	—	(27)
Repurchases of common stock	(255,601)	—	—	—	(151)	(151)	—	(151)
Stock-based compensation expense	—	—	15	—	—	15	—	15
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2024	61,639,965	$1	$3,512	$(49)	$5,411	$8,875	$2	$8,877

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of March 31, 2024, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 360 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company also has a leading aggregates position. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement and ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

The Company’s Building Materials business includes two reportable segments: the East Group and the West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	East Group	West Group
Operating Locations

Alabama, Florida, Georgia, Indiana,
Iowa, Kansas, Kentucky, Maryland,
Minnesota, Missouri,
Nebraska, North Carolina, Ohio,
Pennsylvania, South Carolina,
Tennessee, Virginia, West Virginia,
Nova Scotia and The Bahamas

Arizona, Arkansas, California, Colorado, Louisiana, Oklahoma, Texas, Utah, Washington and Wyoming

Product Lines	Aggregates and Asphalt	Aggregates, Cement and Ready Mixed Concrete, Asphalt and Paving

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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Restricted Cash

At March 31, 2024 and December 31, 2023, the Company had restricted cash of $2 million and $10 million, respectively. The 2024 amount is designated to collateralize certain letters of credit, while the 2023 amount was invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company was restricted from utilizing the 2023 cash for purposes other than the purchase of qualified assets for 180 days from receipt of the proceeds from the sale of the exchanged property. Any unused restricted cash at the end of the 180 days is transferred to unrestricted accounts of the Company and used for general corporate purposes.

The statements of cash flows reflect cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis. The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

	March 31,	December 31,
	2024	2023
	(Dollars in Millions)
Cash and cash equivalents	$2,648	$1,272
Restricted cash	2	10
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$2,650	$1,282

Consolidated Comprehensive Earnings and Accumulated Other Comprehensive Loss

Consolidated comprehensive earnings consist of consolidated net earnings, adjustments for the funded status of pension and postretirement benefit plans and foreign currency translation adjustments, and are presented in the Company’s consolidated statements of earnings and comprehensive earnings.

Consolidated comprehensive earnings attributable to Martin Marietta are as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$1,045	$121
Other comprehensive earnings, net of tax	—	1
Consolidated comprehensive earnings attributable to Martin Marietta	$1,045	$122

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accumulated other comprehensive loss consists of unrecognized gains and losses related to the funded status of the pension and postretirement benefit plans and foreign currency translation adjustments and is presented on the Company’s consolidated balance sheets.

The components of the changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended March 31, 2024
Balance at beginning of period	$(48)	$(1)	$(49)
Other comprehensive loss before reclassifications, net of tax	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1	—	1
Other comprehensive earnings (loss), net of tax	1	(1)	—
Balance at end of period	$(47)	$(2)	$(49)

	Three Months Ended March 31, 2023
Balance at beginning of period	$(36)	$(2)	$(38)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1	—	1
Other comprehensive earnings, net of tax	1	—	1
Balance at end of period	$(35)	$(2)	$(37)

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Millions)
Balance at beginning of period	$54	$50
Tax effect of other comprehensive earnings	(1)	—
Balance at end of period	$53	$50

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Affected line items in the consolidated
	March 31,		statements of earnings
	2024	2023	and comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Amortization of prior service cost	2	1	Other nonoperating income, net
Tax effect	(1)	—	Income tax expense
Total	$1	1

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three months ended March 31, 2024 and 2023, the diluted per-share computations reflect the number of common shares outstanding including the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table reconciles the denominator for basic and diluted earnings from continuing operations per common share:

	Three Months Ended
	March 31,
	2024	2023
	(In Millions)
Basic weighted-average common shares outstanding	61.8	62.1
Effect of dilutive employee and director awards	0.2	0.1
Diluted weighted-average common shares outstanding	62.0	62.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

New Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires public entities to disclose, on annual basis, a tabular tax rate reconciliation using both percentages and currency amounts with specific categories, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. Additionally, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state, local, and foreign taxes and by individual jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The ASU also requires additional qualitative disclosures. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The ASU will impact the Company's income tax disclosures, but not its results of operations, cash flows and financial condition.

Reclassifications

Certain reclassifications have been made in the Company's financial statements of the prior year to conform to the current-year presentation. The reclassifications had no impact on the Company’s previously reported results of operations, financial position or cash flows.

2.
Business Combinations, Divestitures, Discontinued Operations and Assets and Liabilities Held for Sale

Business Combinations

On January 12, 2024, the Company acquired Albert Frei & Sons, Inc. (AFS), a leading aggregates producer in Colorado. This acquisition provides more than 60 years (at 2023 production levels) of high-quality, hard rock reserves to better serve new and existing customers and enhances the Company's aggregates platform in the high-growth Denver metropolitan area. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews, such as asset verification, that are not yet complete. Thus, these amounts are subject to change during the measurement period, which remains open as of March 31, 2024. The goodwill generated by the transaction is not deductible for income tax purposes. The acquisition is reported in the Company's West Group but is immaterial for pro-forma financial statement disclosures.

On February 11, 2024, the Company entered into a definitive agreement to acquire 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC (BWI Southeast) for $2.05 billion of cash on hand. The BWI Southeast acquisition complements Martin Marietta’s existing geographic footprint in the dynamic southeast region by allowing the Company to expand into new growth platforms in target markets including Nashville and Miami. The transaction closed on April 5, 2024 and the Company is in the process of determining the acquisition-date fair values of assets acquired and liabilities assumed.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Divestitures

On February 9, 2024, the Company completed the sale of its South Texas cement business and certain of its related ready mixed concrete operations to CRH Americas Materials, Inc., a subsidiary of CRH plc, for $2.10 billion in cash. Specifically, the divested facilities included the Hunter cement plant in New Braunfels, Texas, related cement distribution terminals and 20 ready mixed concrete plants that served the Austin and San Antonio region, all of which were classified as assets held for sale as of December 31, 2023. The divestiture provided additional balance sheet flexibility to redeploy net proceeds into pure-play aggregates acquisitions. The transaction resulted in a pretax gain of $1.3 billion, which is included in Other operating (income) expense, net, on the Company's consolidated statement of earnings and comprehensive earnings for the three months ended March 31, 2024 and is exclusive of expenses incurred due to the divestiture. The divested operations and the gain on divestiture are reported in the West Group.

Discontinued Operations

For the three months ended March 31, 2023, discontinued operations included the Company's Tehachapi, California cement plant, which was divested in October 2023, and the Stockton, California cement import terminal, which was divested in May 2023. There were no discontinued operations for the three months ended March 31, 2024.

Financial results for the Company's discontinued operations are as follows:

Three Months Ended
March 31, 2023
(Dollars in Millions)
Total revenues	$25

Pretax loss from discontinued operations	$(17)
Income tax benefit	(4)
Loss from discontinued operations, net of income tax benefit	$(13)

Cash flow information for the Company's discontinued operations is as follows:

Three Months Ended
March 31, 2023
(Dollars in Millions)
Net cash used for operating activities	$(4)
Net cash used for investing activities (capital expenditures)	$(2)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets and Liabilities Held for Sale

Assets and liabilities held for sale at March 31, 2024 included certain nonoperating land. At December 31, 2023, assets and liabilities held for sale also included the South Texas cement plant, related cement distribution terminals and 20 ready mixed concrete plants that were sold in February 2024.

Assets and liabilities held for sale are as follows:

	March 31, 2024	December 31, 2023
	Continuing Operations
	(Dollars in Millions)
Inventories, net	$—	$61
Investment land	18	18
Other assets	—	4
Property, plant and equipment	—	327
Intangible assets, excluding goodwill	—	122
Operating lease right-of-use assets	—	15
Goodwill	—	260
Total current assets held for sale	$18	$807

Lease obligations	—	$(16)
Asset retirement obligations	—	(2)
Total current liabilities held for sale	$—	$(18)

3.
Goodwill

The following table shows the changes in goodwill by reportable segment and in total:

	East	West
	Group	Group	Total
	(Dollars in Millions)
Balance at January 1, 2024	$764	$2,625	$3,389
Acquisitions	—	90	90
Balance at March 31, 2024	$764	$2,715	$3,479

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.
Inventories, Net

	March 31,	December 31,
	2024	2023
	(Dollars in Millions)
Finished products	$1,265	$1,152
Products in process	14	25
Raw materials	84	60
Supplies and expendable parts	153	155
Total inventories	1,516	1,392
Less: allowances	(439)	(403)
Inventories, net	$1,077	$989

5.
Long-Term Debt

	March 31,	December 31,
	2024	2023
	(Dollars in Millions)
4.250% Senior Notes, due 2024	$400	$400
7% Debentures, due 2025	125	125
3.450% Senior Notes, due 2027	299	299
3.500% Senior Notes, due 2027	492	492
2.500% Senior Notes, due 2030	472	472
2.400% Senior Notes, due 2031	890	890
6.25% Senior Notes, due 2037	229	228
4.250% Senior Notes, due 2047	590	590
3.200% Senior Notes, due 2051	850	850
Total debt	4,347	4,346
Less: current maturities	(400)	(400)
Long-term debt	$3,947	$3,946

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for an $800 million five-year senior unsecured revolving facility (the Revolving Facility) with a maturity date of December 21, 2028. Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the Secured Overnight Financing Rate (SOFR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. Any outstanding principal amounts, together with interest accrued thereon, are due in full on that maturity date. There were no borrowings outstanding under the Credit Agreement as of March 31, 2024 and December 31, 2023. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At March 31, 2024 and December 31, 2023, the Company had $3 million of outstanding letters of credit issued under the Revolving Facility.

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio any debt incurred in connection with certain acquisitions during the quarter or three preceding

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if no amounts are outstanding under the Revolving Facility or the Company's trade receivable securitization facility (discussed below), consolidated debt, as defined, which includes debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at March 31, 2024.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 19, 2024. The Trade Receivable Facility, with Truist Bank, Regions Bank, First-Citizens Bank & Trust Company, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to Adjusted Term Secured Overnight Financing Rate (Adjusted Term SOFR), as defined, plus 0.7%. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $500 million. There were no borrowings outstanding under the Trade Receivable Facility at March 31, 2024 and December 31, 2023.

6.
Financial Instruments

The Company’s financial instruments include temporary cash investments, restricted cash, accounts receivable, accounts payable, publicly-registered long-term notes and debentures.

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

The carrying value and fair value of the Company’s long-term debt were $4.3 billion and $3.8 billion, respectively, at March 31, 2024 and $4.3 billion and $3.9 billion, respectively, at December 31, 2023. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 1 of the fair value hierarchy using quoted market prices.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.
Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves. The effective income tax rates for continuing operations were 26.0% and 20.9% for the three months ended March 31, 2024 and 2023, respectively. The higher 2024 effective income tax rate versus 2023 was driven by the impact of the divestiture of the South Texas cement business and certain related ready mixed concrete operations, which reflected the write off of certain nondeductible goodwill and was treated as a discrete tax event to the quarter.

8.
Pension Benefits

The net periodic benefit cost for pension benefits includes the following components:

	Pension
	Three Months Ended March 31,
	2024	2023
	(Dollars in Millions)
Service cost	$9	$8
Interest cost	14	13
Expected return on assets	(20)	(18)
Amortization of prior service cost	2	1
Net periodic benefit cost	$5	$4

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.
Commitments and Contingencies

Legal and Administrative Proceedings

The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities, including matters relating to environmental protection. The Company considers various factors in assessing the probable outcome of each matter, including but not limited to the nature of existing legal proceedings and claims, the asserted or possible damages, the jurisdiction and venue of the case and whether it is a jury trial, the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, the Company’s experience in similar cases and the experience of other companies, the facts available to the Company at the time of assessment, and how the Company intends to respond to the proceeding or claim. The Company’s assessment of these factors may change over time as proceedings or claims progress. The Company believes the probability is remote that the outcome of any currently pending legal or administrative proceeding will result in a material loss to the Company's financial condition, results of operations or cash flows, as a whole, based on currently available facts.

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At March 31, 2024, the Company was contingently liable for $34 million in letters of credit.

10.
Segments

The Building Materials business contains two reportable segments: the East Group and the West Group. The Company also has a Magnesia Specialties reportable segment. The Chief Operating Decision Maker's evaluation of performance and allocation of resources are based primarily on earnings from operations. Segment earnings from operations include total revenues less cost of revenues; selling, general and administrative expenses; other operating income and expenses, net; and exclude interest income and expense; other nonoperating income and expenses, net; and income tax expense. Corporate loss from operations primarily includes depreciation; expenses for corporate administrative functions; acquisition, divestiture and integration expenses; and other nonrecurring income and expenses not attributable to operations of the Company's operating segments.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Millions)
Total revenues:
East Group	$526	$530
West Group	644	741
Total Building Materials business	1,170	1,271
Magnesia Specialties	81	83
Total	$1,251	$1,354

Earnings (Loss) from operations:
East Group	$128	$109
West Group	1,299	95
Total Building Materials business	1,427	204
Magnesia Specialties	24	20
Total reportable segments	1,451	224
Corporate	(30)	(28)
Consolidated earnings from operations	1,421	196
Interest expense	40	42
Other nonoperating income, net	(33)	(17)
Consolidated earnings from continuing operations before income tax expense	$1,414	$171

Earnings from operations for the West Group for 2024 included a $1.3 billion gain on the divestiture of the South Texas cement business and certain of its related ready mixed concrete operations and a noncash asset and portfolio rationalization charge of $49 million.

	March 31,	December 31,
	2024	2023
	(Dollars in Millions)
Assets employed:
East Group	$5,198	$5,131
West Group	7,383	7,697
Total Building Materials business	12,581	12,828
Magnesia Specialties	252	250
Total reportable segments	12,833	13,078
Corporate	3,407	2,047
Total	$16,240	$15,125

The increase in Corporate assets employed as of March 31, 2024, as compared to December 31, 2023, reflects net cash proceeds from acquisitions and divestitures that closed during the first quarter.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.
Revenues and Gross Profit

The following tables, which are reconciled to consolidated amounts, provide total revenues and gross profit (loss) by line of business: Building Materials (further divided by product line) and Magnesia Specialties. Interproduct revenues represent sales from the aggregates product line to the ready mixed concrete and asphalt and paving product lines. Effective January 1, 2024, the Company combined the cement and ready mixed concrete product lines. This change was driven by the reduced significance of each of these product lines relative to the Building Materials business and consolidated operating results from recent divestitures. Additionally, there is a significant relationship between these product lines, as the ready mixed concrete product line is a significant customer of the cement product line. Total revenues and gross profit (loss) reflect continuing operations only.

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Millions)
Total revenues:
Building Materials business:
Aggregates	$885	$912
Cement and ready mixed concrete	265	340
Asphalt and paving services	59	58
Less: interproduct revenues	(39)	(39)
Total Building Materials business	1,170	1,271
Magnesia Specialties	81	83
Total	$1,251	$1,354

Gross profit (loss):
Building Materials business:
Aggregates	$239	$238
Cement and ready mixed concrete	31	58
Asphalt and paving services	(22)	(20)
Total Building Materials business	248	276
Magnesia Specialties	29	25
Corporate	(5)	2
Total	272	303

The above information for 2023 has been reclassified to conform to current-year presentation. For the quarter ended March 31, 2023, the cement product line reported total revenues of $169 million, inclusive of $49 million to the ready mixed concrete product line, and gross profit of $47 million. For the quarter ended March 31, 2023, the ready mixed concrete product line reported total revenues of $220 million and gross profit of $11 million. Revenues from sales of cement to the ready mixed concrete product line were previously eliminated in the interproduct revenues line.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Performance Obligations. Performance obligations are contractual promises to transfer or provide a distinct good or service for a stated price. The Company’s product sales agreements are single-performance obligations that are satisfied at a point in time. Performance obligations within paving service agreements are satisfied over time, primarily ranging from one day to two years. Customer payments for the paving operations are based on a contractual billing schedule and are typically paid-when-paid.

Future revenues from unsatisfied performance obligations at March 31, 2024 and 2023 were $246 million and $241 million, respectively, where the remaining periods to complete these obligations ranged from one month to 21 months and one month to 30 months, respectively.

Service Revenues. Service revenues, which include paving services located in California and Colorado, were $26 million for each of the three month periods ended March 31, 2024 and 2023, and are reported in the West Group.

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

	March 31, 2024	December 31, 2023
	(Dollars in Millions)
Costs in excess of billings	$4	$5
Billings in excess of costs	$9	$10

Revenues recognized from the beginning balance of contract liabilities for the three months ended March 31, 2024 and 2023 were $4 million and $5 million, respectively.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retainage, which is included in Other current assets on the Company’s consolidated balance sheets, was $11 million and $17 million at March 31, 2024 and December 31, 2023, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.
Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Millions)
Accrued liabilities for purchases of property, plant and equipment	$35	$40
Right-of-use assets obtained in exchange for new operating lease liabilities	$17	$14
Right-of-use assets obtained in exchange for new finance lease liabilities	$5	$5
Remeasurement of operating lease right-of-use assets	$—	$1
Acquisition of assets through asset exchange	$—	$5
Accrued proceeds on the sale of property, plant and equipment	$1	$—

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Millions)
Cash paid for interest, net of capitalized amount	$39	$41
Cash paid for income taxes, net of refunds	$3	$4

13.
Other Operating Income (Expense), Net

Other operating income (expense), net, is comprised generally of gains and losses on divestitures and the sale of assets; asset and portfolio rationalization charges; recoveries and losses related to certain customer accounts receivable; rental, royalty and services income; and accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the three months ended March 31, 2024, other operating (income) expense, net, included a $1.3 billion pretax gain on the divestiture of the South Texas cement business and certain of its related ready mixed concrete operations, which was partially offset by a $49 million pretax, noncash asset and portfolio rationalization charge.

The noncash asset and portfolio rationalization charge for the three months ended March 31, 2024 relates to the Company's decision to cease using a railroad to transport aggregates products into Colorado. In connection with the AFS acquisition completed in January 2024, the Company has more local supply available from its operations and has discontinued using the railroad. This charge, which is reported in the West Group, reflects the Company's evaluation of the recoverability of certain long-lived assets, including property, plant and equipment and operating lease right-of-use assets, for the cessation of these railroad operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of March 31, 2024, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 360 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in certain vertically-integrated structured markets where the Company has a leading aggregates position. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement and ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

The Company’s Building Materials business includes two reportable segments: the East Group and the West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	East Group	West Group
Operating Locations

Alabama, Florida, Georgia, Indiana, Iowa,
Kansas, Kentucky, Maryland,
Minnesota, Missouri, Nebraska,
North Carolina, Ohio, Pennsylvania,
South Carolina, Tennessee, Virginia,
West Virginia, Nova Scotia and The Bahamas

Arizona, Arkansas, California, Colorado, Louisiana, Oklahoma, Texas, Utah, Washington and Wyoming

Product Lines	Aggregates and Asphalt	Aggregates, Cement and Ready Mixed Concrete, Asphalt and Paving Services

Facility Types	Quarries, Mines, Asphalt Plants and Distribution Facilities	Quarries, Cement Plant, Asphalt Plants, Ready Mixed Concrete Plants and Distribution Facilities

Modes of Transportation	Truck, Railcar, Ship and Barge	Truck and Railcar

The Building Materials business is significantly affected by weather patterns, seasonal changes and other climate-related conditions. Production and shipment levels for aggregates, cement, ready mixed concrete and asphalt materials correlate with general construction activity levels, most of which occur in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Operations concentrated in the northern, midwestern and mountain west regions of the United States generally experience more severe winter weather conditions than operations in the Southeast, Southwest and West. Excessive rainfall, drought, wildfire and extreme hot and cold temperatures can also jeopardize production, shipments and profitability in all markets served by the Company. Due to the potentially significant impact of weather on the Company’s operations, current-period results are not necessarily indicative of expected performance for other interim periods or the full year.

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

For the Quarter Ended March 31, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2023. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2024.

RESULTS OF OPERATIONS

Earnings from continuing operations before interest; income taxes; depreciation, depletion and amortization; earnings/loss from nonconsolidated equity affiliates; acquisition, divestiture and integration expenses; the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting (the Inventory Markup) nonrecurring gain on divestiture; and noncash asset and portfolio rationalization charge, or Adjusted EBITDA, is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. Effective January 1, 2024, the Company has elected to add back, for purposes of its Adjusted EBITDA calculation, acquisition, divestiture and integration expenses and the Inventory Markup only for transactions with consideration of $2.0 billion or more and expected acquisition, divestiture and integration expenses of at least $15 million.

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

The following table presents a reconciliation of net earnings from continuing operations attributable to Martin Marietta to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Millions)
Net earnings from continuing operations attributable to Martin Marietta	$1,045	$134
Add back (Deduct):
Interest expense, net of interest income	14	32
Income tax expense for controlling interests	368	35
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	128	122
Acquisition, divestiture and integration expenses	18	1
Nonrecurring gain on divestiture	(1,331)	—
Noncash asset and portfolio rationalization charge	49	—
Adjusted EBITDA	$291	$324

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

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

The following reconciles reported average selling price to organic mix-adjusted ASP and corresponding variances:

	Three Months Ended
	March 31,
	2024	2023

Aggregates:
Reported average selling price	$22.26	$19.83
Adjustment for impact of acquisitions	0.05	—
Organic average selling price	$22.31	$19.83
Adjustment for impact of product, geographic and other mix	0.03
Organic mix-adjusted ASP	$22.34

Reported average selling price variance	12.2%
Organic average selling price variance	12.5%
Organic mix-adjusted ASP variance	12.7%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following tables present total revenues and gross profit (loss) for the Company and its reportable segments by product line for continuing operations for the three months ended March 31, 2024 and 2023. Gross profit (loss) is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be.

	Three Months Ended March 31,
	2024	2023
	Amount	Amount
	(Dollars in Millions)
Total revenues:
Building Materials business:
East Group
Aggregates	$526	$530
Asphalt	—	—
Less: Interproduct revenues	—	—
East Group Total	526	530
West Group
Aggregates	359	382
Cement and ready mixed concrete	265	340
Asphalt and paving services	59	58
Less: Interproduct revenues	(39)	(39)
West Group Total	644	741
Total Building Materials business	1,170	1,271
Total Magnesia Specialties	81	83
Total	$1,251	$1,354

	Three Months Ended March 31,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$239	27%	$238	26%
Cement and ready mixed concrete	31	12%	58	17%
Asphalt and paving services	(22)	(36)%	(20)	(35)%
Total Building Materials business	248	21%	276	22%
Magnesia Specialties	29	36%	25	30%
Corporate	(5)		2
Total	$272	22%	$303	22%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

The following table presents shipment data for the Building Materials business:

	Three Months Ended March 31,
	2024	2023	% Change
	(In Millions)
Aggregates tons	36.6	41.7	(12.3)%
Cement tons	0.6	1.0	(37.1)%
Ready Mixed Concrete cubic yards	1.2	1.5	(21.2)%
Asphalt tons	0.5	0.5	0.2%

First-quarter aggregates shipments decreased 12.3% from prior-year first-quarter shipments, due largely to a more weather-impacted start to the year in the Company's East and Southwest Divisions coupled with softening demand in warehouse, office and retail construction, partially offset by more favorable weather and relative strength in the Company's Central and West Divisions. Aggregates average selling price of $22.26 increased 12.2%, or 12.7% on an organic mix-adjusted basis, over the prior-year quarter, due to strong realization of January 1, 2024 pricing actions. Aggregates gross profit improved modestly to $239 million, as pricing growth more than offset lower shipments.

Cement and ready mixed concrete revenues decreased 22% to $265 million and gross profit decreased 47% to $31 million, compared with the prior-year quarter, primarily attributable to the February 9th, 2024, divestiture of the South Texas cement plant and related concrete operations, as well as extremely wet weather in Texas.

Asphalt and paving revenues increased modestly to $59 million. Consistent with the Company's historical first-quarter trends, the asphalt and paving business posted a gross loss of $22 million due to seasonal winter operational shutdowns in Minnesota and unfavorable weather conditions in Colorado.

Aggregates End-Use Markets

While aggregates shipments to the infrastructure market decreased 6%, the value of state and local government highway, bridge and tunnel contract awards, a leading indicator for future product demand, is meaningfully higher year-over-year. The infrastructure market accounted for 34% of first-quarter aggregates shipments.

Aggregates shipments to the nonresidential market decreased 16%, driven by inclement weather in many of the Company's markets. The nonresidential market represented 36% of first-quarter aggregates shipments.

Aggregates shipments to the residential market decreased 17%, resulting from the anticipated softening in single-family housing in the Company's geographies resulting from affordability concerns. The residential market accounted for 24% of first-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 6% of first-quarter aggregates shipments. Volumes to this end use were flat quarter-over-quarter.

Magnesia Specialties Business

Magnesia Specialties first-quarter total revenues of $81 million decreased 3%, due to continued headwinds in metal mining end markets. However, gross profit increased 15% to $29 million, as higher pricing combined with lower energy costs more than offset shipment declines.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Consolidated Operating Results

Consolidated SG&A for the first quarter of 2024 was 9.5% of total revenues compared with 7.7% in the prior-year quarter due to increases in personnel costs, coupled with lower revenues.

For the first quarter, consolidated other operating (income) expense, net, was income of $1.3 billion in 2024 and expense of $2 million in 2023. The 2024 amount included a $1.3 billion pretax gain on the February 2024 divestiture of the South Texas cement business and certain of its related ready mixed concrete operations (the Divestiture), which was partially offset by a $49 million pretax, noncash asset and portfolio rationalization charge (the Rationalization Charge; see Note 13 to the consolidated financial statements).

For the first quarter, other nonoperating income, net, was $33 million and $17 million in 2024 and 2023, respectively, with the increase resulting from higher interest income.

Earnings from operations for the quarter were $1.4 billion in 2024 compared with $196 million in 2023.

For the three months ended March 31, 2024 and 2023, the effective income tax rates for continuing operations were 26.0% and 20.9%, respectively. The higher 2024 effective income tax rate versus 2023 was driven by the Divestiture, which reflected the write-off of certain nondeductible goodwill and was treated as a discrete tax event to the quarter.

Net earnings from continuing operations attributable to Martin Marietta were $1.0 billion, or $16.87 per diluted share, in 2024 compared with $134 million, or $2.16 per diluted share, in 2023. 2024 included an after-tax gain of $976 million, or $15.75 per diluted share, on the Divestiture and an after-tax loss of $37 million, or $0.59 per diluted share, for the Rationalization Charge. Earnings per diluted share for 2024 also included acquisition, divestiture and integration expenses of $0.22 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the three months ended March 31, 2024 and 2023 was $172 million and $161 million, respectively. Operating cash flow is substantially derived from consolidated net earnings before deducting depreciation, depletion and amortization, and changes in working capital requirements.

The seasonal nature of construction activity impacts the Company’s interim operating cash flow when compared with the full year. Full-year 2023 net cash provided by operating activities was $1.5 billion.

During the three months ended March 31, 2024 and 2023, the Company paid $200 million and $174 million, respectively, for additions to property, plant and equipment.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. During the first three months of 2024, the Company repurchased 255,601 shares of common stock at an average price of $586.85 and an aggregate cost of $150 million. At March 31, 2024, 12.5 million shares of common stock remain under the Company’s repurchase authorization.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 19, 2024. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The Company has an $800 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2028. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50 times as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00 times. Additionally, if there are no amounts outstanding under the Revolving Facility or the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at March 31, 2024.

In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due. There were no amounts outstanding under the Trade Receivable Facility or the Revolving Facility at March 31, 2024.

The Company used $2.05 billion of the cash on hand at March 31, 2024 to fund the acquisition of 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC on April 5th, 2024. The remaining cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow for payment of dividends for the foreseeable future and allow the repurchase of shares of the Company’s common stock. At March 31, 2024, the Company had $1.20 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. Historically, the Company has successfully extended the maturity dates of these credit facilities.

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2023. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

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

For the Quarter Ended March 31, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The Company’s outlook is subject to risks and uncertainties and is based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to:

•
the ability of the Company to face challenges, including shipment declines resulting from economic and weather events beyond the Company's control;
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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

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
cybersecurity risks;
•
violation of the Company’s debt covenant if price and/or volumes return to previous levels of instability;
•
downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations;

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

•
the possibility of a reduction of the Company’s credit rating to non-investment grade; and
•
other risk factors listed from time to time found in the Company’s filings with the SEC.

You should consider these forward-looking statements in light of risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and other periodic filings made with the SEC. All of the Company’s forward-looking statements should be considered in light of these factors. In addition, other risks and uncertainties not presently known to the Company or that the Company considers immaterial could affect the accuracy of its forward-looking statements, or adversely affect or be material to the Company. The Company assumes no obligation to update any such forward-looking statements.

INVESTOR ACCESS TO COMPANY FILINGS

Shareholders may obtain, without charge, a copy of Martin Marietta’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2023, by writing to:

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

For the Quarter Ended March 31, 2024

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

Demand in the nonresidential and residential construction markets, which combined accounted for 60% of aggregates shipments for the three months ended March 31, 2024, is affected by interest rates. While unchanged since December 31, 2023, the target federal funds rate remains above historical levels.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities. At March 31, 2024, the Company had an $800 million Revolving Facility and a $400 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. There were no borrowings outstanding on either facility at March 31, 2024. However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Income Tax. Any changes in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes could materially impact the Company’s effective tax rate, tax payments, financial condition and results of operations.

Energy Costs. Energy costs, including diesel fuel, natural gas, electricity, coal, petroleum coke and liquid asphalt, represent significant production costs of the Company. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The cement product line and Magnesia Specialties business each have varying fixed-price agreements for a portion of their 2024 energy requirements. Organic energy expense for the three months ended March 31, 2024 decreased 18% compared with the prior-year period, reflecting a $0.40-per-gallon decrease in organic diesel costs. A hypothetical 10% change in the Company’s organic energy prices in 2024 as compared with 2023, assuming comparable volumes, would change 2024 energy expense by $36 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of March 31, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9 Commitments and Contingencies, Legal and Administrative Proceedings of this Form 10-Q.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	12,721,096
February 1, 2024 - February 29, 2024	88,869	$557.35	88,869	12,632,227
March 1, 2024 - March 31, 2024	166,732	$602.58	166,732	12,465,495
Total	255,601		255,601

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

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2024

PART II. OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated April 30, 2024 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated April 30, 2024 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated April 30, 2024 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated April 30, 2024 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: April 30, 2024	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Executive Vice President and
Chief Financial Officer