Form 10-Q
period 2024-06-30
MARTIN MARIETTA MATERIALS INC
filed 2024-08-08
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2024
Common Stock, $0.01 par value	61,117,053

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(In Millions, Except Share and Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$109	$1,272
Restricted cash	—	10
Accounts receivable, net	909	753
Inventories, net	1,105	989
Current assets held for sale	10	807
Other current assets	96	88
Total Current Assets	2,229	3,919

Property, plant and equipment	13,383	10,708
Allowances for depreciation, depletion and amortization	(4,773)	(4,522)
Net property, plant and equipment	8,610	6,186
Goodwill	3,842	3,389
Other intangibles, net	713	698
Operating lease right-of-use assets, net	378	372
Other noncurrent assets	561	561
Total Assets	$16,333	$15,125

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$304	$343
Accrued salaries, benefits and payroll taxes	58	102
Accrued income taxes	158	6
Accrued other taxes	50	47
Accrued interest	41	41
Current maturities of long-term debt	400	400
Current operating lease liabilities	53	53
Current liabilities held for sale	—	18
Other current liabilities	132	160
Total Current Liabilities	1,196	1,170

Long-term debt	3,947	3,946
Deferred income taxes, net	1,110	874
Noncurrent operating lease liabilities	341	327
Noncurrent asset retirement obligations	397	383
Other noncurrent liabilities	502	389
Total Liabilities	7,493	7,089

Commitments and contingent liabilities - Note 9	—	—

Equity:
Common stock, par value $0.01 per share (61,117,053 shares and 61,821,421 shares outstanding at June 30, 2024 and December 31, 2023, respectively)	1	1
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,529	3,519
Accumulated other comprehensive loss	(48)	(49)
Retained earnings	5,356	4,563
Total Shareholders' Equity	8,838	8,034
Noncontrolling interests	2	2
Total Equity	8,840	8,036
Total Liabilities and Equity	$16,333	$15,125

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In Millions, Except Per Share Data)
Revenues	$1,764	$1,821	$3,015	$3,175
Cost of revenues	1,247	1,261	2,225	2,312

Gross Profit	517	560	790	863

Selling, general and administrative expenses	117	112	236	216
Acquisition, divestiture and integration expenses	21	—	41	1
Other operating income, net	(19)	(15)	(1,306)	(13)
Earnings from Operations	398	463	1,819	659

Interest expense	40	42	80	84
Other nonoperating income, net	(14)	(19)	(46)	(35)
Earnings from continuing operations before income tax expense	372	440	1,785	610
Income tax expense	78	92	445	128
Earnings from continuing operations	294	348	1,340	482
Earnings (Loss) from discontinued operations, net of income tax expense (benefit)	—	1	—	(12)
Consolidated net earnings	294	349	1,340	470
Less: Net earnings attributable to noncontrolling interests	—	1	1	1
Net Earnings Attributable to Martin Marietta	$294	$348	$1,339	$469

Consolidated Comprehensive Earnings (See Note 1):
Earnings attributable to Martin Marietta	$295	$350	$1,340	$472
Earnings attributable to noncontrolling interests	—	1	1	1
	$295	$351	$1,341	$473
Net Earnings (Loss) Attributable to Martin Marietta
Per Common Share:
Basic earnings per share from continuing operations attributable to common shareholders	$4.77	$5.61	$21.72	$7.78
Basic earnings (loss) per share from discontinued operations attributable to common shareholders	—	0.01	—	(0.20)
	$4.77	$5.62	$21.72	$7.58

Diluted earnings per share from continuing operations attributable to common shareholders	$4.76	$5.60	$21.66	$7.76
Diluted earnings (loss) per share from discontinued operations attributable to common shareholders	—	0.01	—	(0.20)
	$4.76	$5.61	$21.66	$7.56

Weighted-Average Common Shares Outstanding:
Basic	61.5	61.9	61.6	62.0
Diluted	61.6	62.1	61.8	62.2

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2024	2023
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$1,340	$470
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	272	253
Stock-based compensation expense	33	28
Gain on divestitures and sales of assets	(1,336)	(16)
Deferred income taxes, net	(90)	1
Noncash asset and portfolio rationalization charge	50	—
Other items, net	(5)	(4)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(151)	(196)
Inventories, net	(63)	(92)
Accounts payable	40	45
Other assets and liabilities, net	83	30
Net Cash Provided by Operating Activities	173	519

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(339)	(293)
Acquisitions, net of cash acquired	(2,538)	—
Proceeds from divestitures and sales of assets	2,121	95
Other investing activities, net	(10)	1
Net Cash Used for Investing Activities	(766)	(197)

Cash Flows from Financing Activities:
Payments on finance lease obligations	(10)	(8)
Dividends paid	(92)	(83)
Repurchases of common stock	(450)	(150)
Distributions to owners of noncontrolling interest	—	(1)
Proceeds from exercise of stock options	—	1
Shares withheld for employees’ income tax obligations	(28)	(18)
Net Cash Used for Financing Activities	(580)	(259)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(1,173)	63
Cash, Cash Equivalents and Restricted Cash, beginning of period	1,282	359
Cash, Cash Equivalents and Restricted Cash, end of period	$109	$422

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Share and Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2024	61,639,965	$1	$3,512	$(49)	$5,411	$8,875	$2	$8,877
Consolidated net earnings	—	—	—	—	294	294	—	294
Other comprehensive earnings, net of tax	—	—	—	1	—	1	—	1
Dividends declared ($0.74 per common share)	—	—	—	—	(46)	(46)	—	(46)
Issuances of common stock for stock award plans	7,245	—	—	—	—	—	—	—
Shares withheld for employees' income tax obligations	—	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(530,157)	—	—	—	(303)	(303)	—	(303)
Stock-based compensation expense	—	—	18	—	—	18	—	18
Balance at June 30, 2024	61,117,053	$1	$3,529	$(48)	$5,356	$8,838	$2	$8,840

Balance at December 31, 2023	61,821,421	$1	$3,519	$(49)	$4,563	$8,034	$2	$8,036
Consolidated net earnings	—	—	—	—	1,339	1,339	1	1,340
Other comprehensive earnings, net of tax	—	—	—	1	—	1	—	1
Dividends declared ($1.48 per common share)	—	—	—	—	(92)	(92)	—	(92)
Issuances of common stock for stock award plans	81,390	—	5	—	—	5	—	5
Shares withheld for employees' income tax obligations	—	—	(28)	—	—	(28)	—	(28)
Repurchases of common stock	(785,758)	—	—	—	(454)	(454)	—	(454)
Stock-based compensation expense	—	—	33	—	—	33	—	33
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2024	61,117,053	$1	$3,529	$(48)	$5,356	$8,838	$2	$8,840

See accompanying notes to the consolidated financial statements.

(In Millions, Except Share And Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2023	61,967,957	$1	$3,487	$(37)	$3,724	$7,175	$2	$7,177
Consolidated net earnings	—	—	—	—	348	348	1	349
Other comprehensive earnings, net of tax	—	—	—	2	—	2	—	2
Dividends declared ($0.66 per common share)	—	—	—	—	(41)	(41)	—	(41)
Issuances of common stock for stock award plans	13,189	—	1	—	—	1	—	1
Shares withheld for employees' income tax obligations	—	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(177,750)	—	—	—	(76)	(76)	—	(76)
Stock-based compensation expense	—	—	14	—	—	14	—	14
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	61,803,396	$1	$3,501	$(35)	$3,955	$7,422	$2	$7,424

Balance at December 31, 2022	62,102,353	$1	$3,489	$(38)	$3,719	$7,171	$2	$7,173
Consolidated net earnings	—	—	—	—	469	469	1	470
Other comprehensive earnings, net of tax	—	—	—	3	—	3	—	3
Dividends declared ($1.32 per common share)	—	—	—	—	(82)	(82)	—	(82)
Issuances of common stock for stock award plans	82,563	—	2	—	—	2	—	2
Shares withheld for employees' income tax obligations	—	—	(18)	—	—	(18)	—	(18)
Repurchases of common stock	(381,520)	—	—	—	(151)	(151)	—	(151)
Stock-based compensation expense	—	—	28	—	—	28	—	28
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	61,803,396	$1	$3,501	$(35)	$3,955	$7,422	$2	$7,424

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of June 30, 2024, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 380 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company also has a leading aggregates position. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement and ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Restricted Cash

At December 31, 2023, the Company had restricted cash of $10 million, which was invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company was restricted from utilizing the cash for purposes other than the purchase of qualified assets for 180 days from receipt of the proceeds from the sale of the exchanged property. Any unused restricted cash at the end of the 180 days was transferred to unrestricted accounts of the Company and used for general corporate purposes. There was no restricted cash at June 30, 2024.

The statements of cash flows reflect cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis. The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

	June 30,	December 31,
	2024	2023
	(Dollars in Millions)
Cash and cash equivalents	$109	$1,272
Restricted cash	—	10
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$109	$1,282

Consolidated Comprehensive Earnings and Accumulated Other Comprehensive Loss

Consolidated comprehensive earnings consist of consolidated net earnings, adjustments for the funded status of pension and postretirement benefit plans and foreign currency translation adjustments, and are presented in the Company’s consolidated statements of earnings and comprehensive earnings.

Consolidated comprehensive earnings attributable to Martin Marietta are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$294	$348	$1,339	$469
Other comprehensive earnings, net of tax	1	2	1	3
Consolidated comprehensive earnings attributable to Martin Marietta	$295	$350	$1,340	$472

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accumulated other comprehensive loss consists of unrecognized gains and losses related to the funded status of the pension and postretirement benefit plans and foreign currency translation adjustments and is presented on the Company’s consolidated balance sheets.

The components of the changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended June 30, 2024
Balance at beginning of period	$(47)	$(2)	$(49)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1	—	1
Other comprehensive earnings, net of tax	1	—	1
Balance at end of period	$(46)	$(2)	$(48)

	Three Months Ended June 30, 2023
Balance at beginning of period	$(35)	$(2)	$(37)
Other comprehensive earnings before reclassifications, net of tax	—	1	1
Amounts reclassified from accumulated other comprehensive loss, net of tax	1	—	1
Other comprehensive earnings, net of tax	1	1	2
Balance at end of period	$(34)	$(1)	$(35)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Six Months Ended June 30, 2024
Balance at beginning of period	$(48)	$(1)	$(49)
Other comprehensive loss before reclassifications, net of tax	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2	—	2
Other comprehensive earnings (loss), net of tax	2	(1)	1
Balance at end of period	$(46)	$(2)	$(48)

	Six Months Ended June 30, 2023
Balance at beginning of period	$(36)	$(2)	$(38)
Other comprehensive earnings before reclassifications, net of tax	—	1	1
Amounts reclassified from accumulated other comprehensive loss, net of tax	2	—	2
Other comprehensive earnings, net of tax	2	1	3
Balance at end of period	$(34)	$(1)	$(35)

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in Millions)
Balance at beginning of period	$53	$50	$54	$50
Tax effect of other comprehensive earnings	—	(1)	(1)	(1)
Balance at end of period	$53	$49	$53	$49

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended		Affected line items in the consolidated
	June 30,		June 30,		statements of earnings
	2024	2023	2024	2023	and comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Amortization of prior service cost	$2	$2	$3	$4	Other nonoperating income, net
Tax effect	(1)	(1)	(1)	(2)	Income tax expense
Total	$1	$1	$2	$2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Earnings per Common Share

The numerator for basic and diluted earnings per common share is net earnings attributable to Martin Marietta. The denominator for basic earnings per common share is the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed assuming that the weighted-average number of common shares is increased by the conversion, using the treasury stock method, of awards to be issued to employees and nonemployee members of the Company’s Board of Directors under certain stock-based compensation arrangements if the conversion is dilutive. For the three and six months ended June 30, 2024 and 2023, the diluted per-share computations reflect the number of common shares outstanding including the number of additional shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table reconciles the denominator for basic and diluted earnings from continuing operations per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In Millions)
Basic weighted-average common shares outstanding	61.5	61.9	61.6	62.0
Effect of dilutive employee and director awards	0.1	0.2	0.2	0.2
Diluted weighted-average common shares outstanding	61.6	62.1	61.8	62.2

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU requires companies to apply retrospectively to all prior periods presented in the financial statements. The ASU will impact the Company's disclosures, but will have no impact on its results of operations, cash flows or financial condition.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires public entities to disclose, on an annual basis, a tabular tax rate reconciliation using both percentages and currency amounts, broken out into specified categories. Certain reconciling items are further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. Additionally, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state, local, and foreign taxes and by individual jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The ASU also requires additional qualitative disclosures. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The ASU will impact the Company's income tax disclosures, but will have no impact on its results of operations, cash flows or financial condition.

Reclassifications

Certain reclassifications have been made in the Company's financial statements of the prior year to conform to the current-year presentation. The reclassifications had no impact on the Company’s previously reported results of operations, financial condition or cash flows.

2.
Business Combinations, Divestitures, Discontinued Operations and Assets and Liabilities Held for Sale

Business Combinations

Revenues and pretax earnings attributable to operations acquired in 2024 (as subsequently described) included in the Company's consolidated statements of earnings and comprehensive earnings were $83 million and $11 million, respectively, for the three months ended June 30, 2024, and $97 million and $12 million, respectively, for the six months ended June 30, 2024. The pretax earnings for both the quarter and year-to-date periods include a $20 million charge for the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting for the Blue Water Industries LLC transaction.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Albert Frei & Sons, Inc. On January 12, 2024, the Company acquired Albert Frei & Sons, Inc. (AFS), a leading aggregates producer in Colorado. This acquisition provides more than 60 years (at 2023 production levels) of high-quality, hard rock reserves to better serve new and existing customers and enhances the Company's aggregates platform in the high-growth Denver metropolitan area. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Thus, these amounts are subject to change during the measurement period, which remains open as of June 30, 2024. Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, goodwill and deferred income taxes. The goodwill generated by the transaction is not deductible for income tax purposes. The acquisition is reported in the Company's West Group and is immaterial for pro-forma financial statement disclosures.

Blue Water Industries LLC. On April 5, 2024, the Company completed the acquisition of 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC (BWI Southeast) for $2.05 billion in cash. The BWI Southeast acquisition complements Martin Marietta’s existing geographic footprint in the southeast region by allowing the Company to expand into new growth platforms in target markets including Tennessee and South Florida. The results from the acquired operations are reported in the Company's East Group.

The Company determined the acquisition-date fair values of assets acquired and liabilities assumed. Although the initial accounting for the business combination has been recorded, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, based on additional reviews. Therefore, the measurement period remains open as of June 30, 2024. Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, property, plant and equipment; intangible assets; goodwill; deferred income taxes; asset retirement obligations; and other liabilities. The goodwill generated by the transaction is not deductible for income tax purposes.

The following is a summary of the preliminary estimated fair values of the assets acquired and liabilities assumed as of April 5, 2024 (dollars in millions):

Assets:
Inventories	$50
Property, plant and equipment [1]	1,961
Intangible assets, other than goodwill	19
Other assets	1
Total assets	2,031
Liabilities:
Deferred income taxes	233
Asset retirement obligations	3
Other liabilities	90
Total liabilities	326
Net identifiable assets acquired	1,705
Goodwill	345
Total consideration	$2,050

1 Includes mineral reserves of $1.8 billion.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following unaudited pro forma financial information summarizes the combined results of operations for the Company and BWI Southeast as though the companies were combined as of January 1, 2023. Consistent with the assumed acquisition date of January 1, 2023, the pro forma financial results include acquisition and integration expenses of $22 million and the $20 million charge for selling inventory after its markup to fair value for the six months ended June 30, 2023.

The unaudited pro forma financial information does not purport to project the future financial position or operating results of the combined company. The following pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in Millions)
Revenues	$1,764	$1,876	$3,067	$3,277
Net earnings from continuing operations attributable to Martin Marietta	$324	$342	$1,373	$420

Divestitures

On February 9, 2024, the Company completed the sale of its South Texas cement business and certain of its related ready mixed concrete operations to CRH Americas Materials, Inc., a subsidiary of CRH plc, for $2.1 billion in cash plus normal customary closing adjustments. Specifically, the divested facilities included the Hunter cement plant in New Braunfels, Texas, related cement distribution terminals and 20 ready mixed concrete plants that served the Austin and San Antonio region, all of which were classified as assets held for sale as of December 31, 2023. The divestiture provided proceeds the Company used to consummate the BWI Southeast acquisition. The transaction resulted in a pretax gain of $1.3 billion, which is included in Other operating (income) expense, net, on the Company's consolidated statement of earnings and comprehensive earnings for the six months ended June 30, 2024 and is exclusive of transaction expenses incurred due to the divestiture. The divested operations and the gain on divestiture are reported in the West Group.

Discontinued Operations

For the three and six months ended June 30, 2023, discontinued operations included the Company's Tehachapi, California cement plant, which was divested in October 2023, and the Stockton, California cement import terminal, which was divested in May 2023. There were no discontinued operations for the three and six months ended June 30, 2024.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Financial results for the Company's discontinued operations are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2023
	(Dollars in Millions)
Revenues	$35	$59

Pretax loss from operations	$(1)	$(18)
Pretax gain on divestitures and sales of assets	2	2
Pretax earnings (loss)	1	(16)
Income tax benefit	—	(4)
Earnings (loss) from discontinued operations, net of income tax benefit	$1	$(12)

Cash flow information for the Company's discontinued operations is as follows:

Six Months Ended
June 30, 2023
(Dollars in Millions)
Net cash used for operating activities	$(11)

Additions to property, plant and equipment	$(4)
Proceeds from divestitures and sales of assets	57
Net cash provided by investing activities	$53

Assets and Liabilities Held for Sale

Assets and liabilities held for sale at June 30, 2024 included certain nonoperating land. At December 31, 2023, assets and liabilities held for sale also included the South Texas cement plant, related cement distribution terminals and 20 ready mixed concrete plants that were sold in February 2024.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets and liabilities held for sale are as follows:

	June 30, 2024	December 31, 2023
	Continuing Operations
	(Dollars in Millions)
Inventories, net	$—	$61
Investment land	10	18
Other assets	—	4
Property, plant and equipment	—	327
Intangible assets, excluding goodwill	—	122
Operating lease right-of-use assets	—	15
Goodwill	—	260
Total current assets held for sale	$10	$807

Lease obligations	$—	$(16)
Asset retirement obligations	—	(2)
Total current liabilities held for sale	$—	$(18)

3.
Goodwill and Other Intangibles

The following table shows the changes in goodwill by reportable segment and in total:

	East	West
	Group	Group	Total
	(Dollars in Millions)
Balance at January 1, 2024	$764	$2,625	$3,389
Acquisitions	345	108	453
Balance at June 30, 2024	$1,109	$2,733	$3,842

Intangible assets acquired during 2024 are as follows:

(Dollars in Millions)	Amount	Weighted-average amortization period
Subject to amortization:
Customer relationships	$24	12 years
Not subject to amortization:
Use rights	5	N/A
Total	$29

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.
Inventories, Net

	June 30,	December 31,
	2024	2023
	(Dollars in Millions)
Finished products	$1,313	$1,152
Products in process	23	25
Raw materials	81	60
Supplies and expendable parts	158	155
Total inventories	1,575	1,392
Less: allowances	(470)	(403)
Inventories, net	$1,105	$989

5.
Long-Term Debt

	June 30,	December 31,
	2024	2023
	(Dollars in Millions)
4.250% Senior Notes, due 2024	$400	$400
7% Debentures, due 2025	125	125
3.450% Senior Notes, due 2027	299	299
3.500% Senior Notes, due 2027	493	492
2.500% Senior Notes, due 2030	472	472
2.400% Senior Notes, due 2031	890	890
6.25% Senior Notes, due 2037	228	228
4.250% Senior Notes, due 2047	590	590
3.200% Senior Notes, due 2051	850	850
Total debt	4,347	4,346
Less: current maturities	(400)	(400)
Long-term debt	$3,947	$3,946

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for an $800 million five-year senior unsecured revolving facility (the Revolving Facility) with a maturity date of December 21, 2028. Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the Secured Overnight Financing Rate (SOFR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. Any outstanding principal amounts, together with interest accrued thereon, are due in full on that maturity date. There were no borrowings outstanding under the Revolving Facility as of June 30, 2024 and December 31, 2023. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At June 30, 2024 and December 31, 2023, the Company had $3 million of outstanding letters of credit issued under the Revolving Facility.

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined by the Revolving Facility, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio any debt incurred in connection with certain acquisitions during the quarter or three preceding

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if no amounts are outstanding under the Revolving Facility or the Company's trade receivable securitization facility (discussed below), consolidated debt, as defined, which includes debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at June 30, 2024.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 19, 2024. The Trade Receivable Facility, with Truist Bank, Regions Bank, First-Citizens Bank & Trust Company, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to Adjusted Term Secured Overnight Financing Rate (Adjusted Term SOFR), as defined, plus 0.7%. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $500 million. There were no borrowings outstanding under the Trade Receivable Facility at June 30, 2024 and December 31, 2023.

On July 2, 2024, the Company used available liquidity to repay the $400 million of 4.250% Senior Notes that matured by their own terms.

6.
Financial Instruments

The Company’s financial instruments include temporary cash investments, restricted cash, accounts receivable, notes receivable, accounts payable, publicly-registered long-term notes and debentures.

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

The note receivable at June 30, 2024 is a promissory note and is not publicly traded. Management estimates that the carrying value of the note receivable approximates its fair value.

Accounts payable represent amounts owed to suppliers and vendors. The estimated carrying value of accounts payable approximates its fair value due to the short-term nature of the payables.

The carrying value and fair value of the Company’s long-term debt were $4.3 billion and $3.7 billion, respectively, at June 30, 2024 and $4.3 billion and $3.9 billion, respectively, at December 31, 2023. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 1 of the fair value hierarchy using quoted market prices.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.
Income Taxes

The effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves. The effective income tax rates for continuing operations were 25.0% and 20.9% for the six months ended June 30, 2024 and 2023, respectively. The higher 2024 effective income tax rate versus 2023 was driven by the impact of the February 2024 divestiture of the South Texas cement business and certain related ready mixed concrete operations, which reflected the write off of certain nondeductible goodwill and was treated as a discrete tax event.

8.
Pension Benefits

The net periodic benefit cost for pension benefits includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in Millions)
Service cost	$10	$9	$19	$16
Interest cost	15	15	28	26
Expected return on assets	(21)	(20)	(39)	(36)
Amortization of prior service cost	2	2	3	4
Net periodic benefit cost	$6	$6	$11	$10

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

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At June 30, 2024, the Company was contingently liable for $33 million in letters of credit.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.
Segments

The Building Materials business contains two reportable segments: the East Group and the West Group. The Company also has a Magnesia Specialties reportable segment. The Chief Operating Decision Maker's evaluation of performance and allocation of resources are based primarily on earnings from operations. Segment earnings from operations include revenues less cost of revenues; selling, general and administrative expenses; other operating income and expenses, net; and exclude interest income and expense; other nonoperating income and expenses, net; and income tax expense. Corporate loss from operations primarily includes depreciation; expenses for corporate administrative functions; acquisition, divestiture and integration expenses; and other nonrecurring income and expenses not attributable to operations of the Company's operating segments.

Assets employed by segment include assets directly identified with those operations. Corporate assets consist primarily of cash, cash equivalents and restricted cash; restricted investments; property, plant and equipment for corporate operations; and other assets not directly identifiable with a reportable segment.

The following table displays selected financial data for the Company’s reportable segments. Revenues, as presented on the consolidated statements of earnings and comprehensive earnings, reflect the elimination of intersegment revenues, which represent sales from one segment to another segment. Revenues and earnings (loss) from operations reflect continuing operations only.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in Millions)
Revenues:
East Group	$823	$735	$1,349	$1,265
West Group	860	1,005	1,505	1,746
Magnesia Specialties	81	81	161	164
Total	$1,764	$1,821	$3,015	$3,175

Earnings (Loss) from operations:
East Group	$249	$227	$378	$337
West Group	171	240	1,470	334
Magnesia Specialties	25	23	48	43
Total reportable segments	445	490	1,896	714
Corporate	(47)	(27)	(77)	(55)
Consolidated earnings from operations	398	463	1,819	659
Interest expense	40	42	80	84
Other nonoperating income, net	(14)	(19)	(46)	$(35)
Consolidated earnings from continuing operations before income tax expense	$372	$440	$1,785	$610

Earnings from operations for the West Group for the six months ended June 30, 2024 included a $1.3 billion gain on the divestiture of the South Texas cement business and certain of its related ready mixed concrete operations and a noncash asset and portfolio rationalization charge of $50 million (see Note 13).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	June 30,	December 31,
	2024	2023
	(Dollars in Millions)
Assets employed:
East Group	$7,687	$5,131
West Group	7,516	7,697
Magnesia Specialties	261	250
Total reportable segments	15,464	13,078
Corporate	869	2,047
Total	$16,333	$15,125

11.
Revenues and Gross Profit

The following tables, which are reconciled to consolidated amounts, provide revenues and gross profit (loss) by line of business: Building Materials (further divided by product line) and Magnesia Specialties. Interproduct revenues represent sales from the aggregates product line to the cement and ready mixed concrete and asphalt and paving product lines. Effective January 1, 2024, the Company combined the cement and ready mixed concrete product lines. This change was driven by the reduced significance of each of these product lines relative to the Building Materials business and consolidated operating results from recent divestitures. Additionally, there is a significant relationship between these product lines, as the ready mixed concrete product line is a significant customer of the cement product line. Revenues and gross profit (loss) reflect continuing operations only.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in Millions)
Revenues:
Building Materials business:
Aggregates	$1,242	$1,151	$2,127	$2,063
Cement and ready mixed concrete	261	413	526	753
Asphalt and paving services	245	241	303	299
Less: interproduct revenues	(65)	(65)	(102)	(104)
Total Building Materials business	1,683	1,740	2,854	3,011
Magnesia Specialties	81	81	161	164
Total	$1,764	$1,821	$3,015	$3,175

Gross profit (loss):
Building Materials business:
Aggregates	$392	$371	$632	$609
Cement and ready mixed concrete	72	129	103	187
Asphalt and paving services	37	36	15	16
Total Building Materials business	501	536	750	812
Magnesia Specialties	27	28	56	53
Corporate	(11)	(4)	(16)	(2)
Total	$517	$560	$790	$863

The above information for 2023 has been reclassified to conform to current-year presentation. For the quarter ended June 30, 2023, the cement product line reported revenues of $198 million, inclusive of $56 million to the ready mixed concrete product line, and gross profit of $93 million. For the quarter ended June 30, 2023, the ready mixed concrete product line reported revenues of $271 million and gross profit of $35 million. For the six months ended June 30, 2023, the cement product line reported revenues of $366 million, inclusive of $104 million to the ready mixed concrete product line, and gross profit of $140 million. For the six months ended June 30, 2023, the ready mixed concrete product line reported revenues of $491 million and gross profit of $47 million. Revenues from sales of cement to the ready mixed concrete product line were previously eliminated in the interproduct revenues line.

Performance Obligations. Performance obligations are contractual promises to transfer or provide a distinct good or service for a stated price. The Company’s product sales agreements are single-performance obligations that are satisfied at a point in time. Performance obligations within paving service agreements are satisfied over time, primarily ranging from one day to two years. Customer payments for the paving operations are based on a contractual billing schedule and are typically paid-when-paid, meaning the Company is paid once the customer is paid.

Future revenues from unsatisfied performance obligations at June 30, 2024 and 2023 were $377 million and $358 million, respectively, where the remaining periods to complete these obligations ranged from one month to 18 months and one month to 28 months, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Service Revenues. Service revenues, which include paving services located in California and Colorado, were $117 million and $108 million for the three months ended June 30, 2024 and 2023, respectively, and reported in the West Group. Service revenues for the six months ended June 30, 2024 and 2023 were $143 million and $134 million, respectively.

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

	June 30, 2024	December 31, 2023
	(Dollars in Millions)
Costs in excess of billings	$17	$5
Billings in excess of costs	$10	$10

Revenues recognized from the beginning balance of contract liabilities for the three months ended June 30, 2024 and 2023 were $6 million and $5 million, respectively, and $8 million for both the six months ended June 30, 2024 and 2023.

Retainage, which primarily relates to the paving services, represents amounts that have been billed to customers but payment is withheld until final acceptance of the performance obligation by the customer. Retainage, which is included in Other current assets on the Company’s consolidated balance sheets, was $12 million and $17 million at June 30, 2024 and December 31, 2023, respectively.

12.
Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	Six Months Ended
	June 30,
	2024	2023
	(Dollars in Millions)
Accrued liabilities for purchases of property, plant and equipment	$49	$63
Right-of-use assets obtained in exchange for new operating lease liabilities	$43	$29
Right-of-use assets obtained in exchange for new finance lease liabilities	$9	$16
Remeasurement of operating lease right-of-use assets	$3	$1
Remeasurement of finance lease right-of-use assets	$25	$—
Acquisition of assets through asset exchange	$—	$5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Supplemental disclosures of cash flow information are as follows:

	Six Months Ended
	June 30,
	2024	2023
	(Dollars in Millions)
Cash paid for interest, net of capitalized amount	$76	$80
Cash paid for income taxes, net of refunds	$374	$83

13.
Other Operating Income, Net

Other operating income, net, is comprised generally of gains and losses on divestitures and the sale of assets; asset and portfolio rationalization charges; recoveries and losses related to certain customer accounts receivable; recoveries and losses on the resolution of contingency accruals; rental, royalty and services income; and accretion expense, depreciation expense and gains and losses related to asset retirement obligations. For the six months ended June 30, 2024, other operating income, net, included a $1.3 billion pretax gain on the divestiture of the South Texas cement business and certain of its related ready mixed concrete operations, which was partially offset by a $50 million pretax, noncash asset and portfolio rationalization charge.

The noncash asset and portfolio rationalization charge for the six months ended June 30, 2024 relates to the Company's decision to discontinue usage of certain long-haul distribution facilities to transport aggregates products into Colorado as the AFS acquisition completed in January 2024 provides more economical, local aggregates supply. This charge, which is reported in the West Group, reflects the Company's evaluation of the recoverability of certain long-lived assets, including property, plant and equipment and operating lease right-of-use assets, for the cessation of these railroad operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of June 30, 2024, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 380 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in certain vertically-integrated structured markets where the Company has a leading aggregates position. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement and ready mixed concrete and asphalt and paving product lines are reported collectively as the “Building Materials” business.

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

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2023. There were no changes to the Company’s critical accounting policies during the six months ended June 30, 2024.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

RESULTS OF OPERATIONS

Earnings from continuing operations before interest; income taxes; depreciation, depletion and amortization; earnings/loss from nonconsolidated equity affiliates; acquisition, divestiture and integration expenses; the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting (the Inventory Markup); nonrecurring gain on divestiture; and noncash asset and portfolio rationalization charge, or Adjusted EBITDA, is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. Effective January 1, 2024, the Company has elected to add back, for purposes of its Adjusted EBITDA calculation, acquisition, divestiture and integration expenses and the Inventory Markup only for transactions with consideration of $2.0 billion or more and expected acquisition, divestiture and integration expenses of at least $15 million. For 2024, this includes the acquisition of 20 active aggregates operations from affiliates of Blue Water Industries LLC (BWI Southeast) and the divestiture of the South Texas cement plant and related concrete operations (the Divestiture).

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

The following table presents a reconciliation of net earnings from continuing operations attributable to Martin Marietta to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in Millions)
Net earnings from continuing operations attributable to Martin Marietta	$294	$347	$1,339	$481
Add back (Deduct):
Interest expense, net of interest income	33	30	47	61
Income tax expense for controlling interests	78	92	445	128
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	140	127	268	249
Acquisition, divestiture and integration expenses	19	—	37	1
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	20	—	20	—
Nonrecurring gain on divestiture	—	—	(1,331)	—
Noncash asset and portfolio rationalization charge	—	—	50	—
Adjusted EBITDA	$584	$596	$875	$920

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

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

The following reconciles reported average selling price to organic mix-adjusted ASP and corresponding variances:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Aggregates:
Reported average selling price	$21.61	$19.37	$21.87	$19.57
Adjustment for impact of acquisitions	0.39	—	0.26	—
Organic average selling price	$22.00	$19.37	$22.13	$19.57
Adjustment for impact of product, geographic and other mix	(0.31)		(0.11)
Organic mix-adjusted ASP	$21.69		$22.02

Reported average selling price variance	11.6%		11.8%
Organic average selling price variance	13.6%		13.1%
Organic mix-adjusted ASP variance	12.0%		12.5%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Quarter Ended June 30, 2024

The following tables present revenues and gross profit (loss) for the Company and its reportable segments by product line for continuing operations for the three months ended June 30, 2024 and 2023. Gross profit (loss) is stated as a percentage of revenues of the Company, the relevant segment or the product line, as the case may be.

	Three Months Ended June 30,
	2024	2023
	Amount	Amount
	(Dollars in Millions)
Revenues:
Building Materials business:
East Group
Aggregates	$785	$688
Asphalt	46	55
Less: Interproduct revenues	(8)	(8)
East Group Total	823	735
West Group
Aggregates	457	463
Cement and ready mixed concrete	261	413
Asphalt and paving services	199	186
Less: Interproduct revenues	(57)	(57)
West Group Total	860	1,005
Total Building Materials business	1,683	1,740
Total Magnesia Specialties	81	81
Total	$1,764	$1,821

	Three Months Ended June 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$392	32%	$371	32%
Cement and ready mixed concrete	72	28%	129	31%
Asphalt and paving services	37	15%	36	15%
Total Building Materials business	501	30%	536	31%
Magnesia Specialties	27	34%	28	34%
Corporate	(11)		(4)
Total	$517	29%	$560	31%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

The following table presents shipment data for the Building Materials business:

	Three Months Ended June 30,
	2024	2023	% Change
	(In Millions)
Aggregates tons	53.0	54.5	(2.8)%
Cement tons	0.5	1.1	(51.9)%
Ready Mixed Concrete cubic yards	1.2	1.8	(32.2)%
Asphalt tons	2.5	2.6	(4.2)%

Second-quarter aggregates shipments decreased 2.8% from the prior-year quarter, as shipments from acquired operations were offset by inclement weather in Texas and the Company's Central Division, as well as softening demand in warehouse, office and retail construction. Aggregates average selling price of $21.61 increased 11.6%, or 12.0% on an organic mix-adjusted basis, over the prior-year quarter, due to strong realization of mid-year 2023 and January 1, 2024 pricing actions. Aggregates gross profit improved 6% to $392 million, despite the $20 million Inventory Markup charge associated with the BWI Southeast acquisition, as pricing growth, contributions from acquired acquisitions and lower organic energy and contract services costs more than offset lower shipments.

Cement and ready mixed concrete revenues decreased 37% to $261 million and gross profit decreased 44% to $72 million, compared with the prior-year quarter, primarily attributable to the Divestiture, as well as extremely wet weather in Texas.

Asphalt and paving revenues increased 2% from the prior-year quarter to $245 million and gross profit was in line with prior year at $37 million.

Aggregates End-Use Markets

Aggregates shipments to the infrastructure market decreased 2% quarter-over-quarter, as contributions from acquired operations were more than offset by weather-driven project delays. The infrastructure market accounted for 36% of second-quarter aggregates shipments.

Aggregates shipments to the nonresidential market decreased 4%, driven by inclement weather in many of the Company's markets and declining warehouse construction, partially offset by shipments at acquired operations. The nonresidential market represented 35% of second-quarter aggregates shipments.

Aggregates shipments to the residential market decreased 2%, resulting from inclement weather and general softening in single-family housing resulting from affordability concerns. The residential market accounted for 24% of second-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of second-quarter aggregates shipments. Volumes to this end use market decreased 6% quarter-over-quarter due to inclement weather and project timing.

Magnesia Specialties Business

Magnesia Specialties second-quarter revenues of $81 million were in line with the prior-year quarter as lower chemical and lime shipments were offset by higher chemical and lime pricing. Gross profit decreased 2% to $27 million due to higher maintenance costs.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Consolidated Operating Results

Consolidated SG&A for the second quarter of 2024 was 6.7% of revenues compared with 6.1% in the prior-year quarter, reflecting increased costs from acquired operations and lower revenues.

Net earnings from continuing operations attributable to Martin Marietta were $294 million, or $4.76 per diluted share, in 2024 compared with $347 million, or $5.60 per diluted share, in 2023. 2024 included an after-tax charge of $15 million, or $0.24 per diluted share, for the Inventory Markup and an after-tax charge of $16 million, or $0.26 per diluted share, for acquisition and integration expenses related to the BWI Southeast transaction.

Six Months Ended June 30, 2024

The following tables present revenues and gross profit (loss) for the Company and its reportable segments by product line for continuing operations for the six months ended June 30, 2024 and 2023. Gross profit (loss) is stated as a percentage of revenues of the Company or the relevant segment or product line, as the case may be.

	Six Months Ended June 30,
	2024	2023
	Amount	Amount
	(Dollars in Millions)
Revenues:
Building Materials business:
East Group
Aggregates	$1,312	$1,218
Asphalt	45	55
Less: Interproduct revenues	(8)	(8)
East Group Total	1,349	1,265
West Group
Aggregates	815	845
Cement and ready mixed concrete	526	753
Asphalt and paving services	258	244
Less: Interproduct revenues	(94)	(96)
West Group Total	1,505	1,746
Total Building Materials business	2,854	3,011
Total Magnesia Specialties	161	164
Total	$3,015	$3,175

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Six Months Ended June 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$632	30%	$609	30%
Cement and ready mixed concrete	103	20%	187	25%
Asphalt and paving services	15	5%	16	5%
Total Building Materials business	750	26%	812	27%
Magnesia Specialties	56	35%	53	32%
Corporate	(16)		(2)
Total	$790	26%	$863	27%

Building Materials Business

The following table presents shipments data by product line for the Building Materials business:

	Six Months Ended June 30,
	2024	2023	% Change
	(In Millions)
Aggregates tons	89.6	96.3	(6.9)%
Cement tons	1.1	2.1	(45.1)%
Ready Mixed Concrete cubic yards	2.4	3.3	(27.2)%
Asphalt tons	3.0	3.1	(3.5)%

Year-to-date aggregates shipments decreased 6.9%, due largely to a more weather-impacted first half of the year in Texas and the Company's East and Central Divisions, as well as softening demand in warehouse, office and retail construction, which were partially offset by shipments from acquired operations. Aggregates average selling price of $21.87 increased 11.8%, or 12.5% on an organic mix-adjusted basis, due to strong realization of mid-year 2023 and January 1, 2024 pricing actions. Aggregates gross profit improved 4% to $632 million, as pricing growth more than offset lower shipments and the $20 million Inventory Markup charge associated with the BWI Southeast acquisition.

Cement and ready mixed concrete revenues decreased 30% to $526 million and gross profit decreased 45% to $103 million, compared with the prior-year period, primarily attributable to the Divestiture, as well as extremely wet weather in Texas.

Asphalt and paving revenues increased 2% to $303 million while gross profit decreased 4% to $15 million, compared with the prior-year period, as lower asphalt shipments and higher repair costs more than offset pricing growth.

Aggregates End-Use Markets

While aggregates shipments to the infrastructure market decreased 4%, due largely to inclement weather, the Company expects public construction activity to grow, supported by federal and state funding increases. The infrastructure market accounted for 35% of year-to-date aggregates shipments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Aggregates shipments to the nonresidential market decreased 9%, driven by inclement weather in many of the Company's markets and declining warehouse construction. The nonresidential market represented 36% of year-to-date aggregates shipments.

Aggregates shipments to the residential market decreased 9%, resulting from inclement weather and general softening in single-family housing resulting from affordability concerns. The residential market accounted for 24% of year-to-date aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of year-to-date aggregates shipments. Volumes to this end use market decreased 3% from the prior-year period.

Magnesia Specialties Business

Magnesia Specialties revenues decreased 2% to $161 million for the six months ended June 30, 2024, due to continued headwinds in chemicals end markets. However, gross profit increased 6% to $56 million, as higher pricing combined with lower energy costs more than offset shipment declines.

Consolidated Operating Results

Consolidated SG&A for the six months ended June 30 of 2024 was 7.8% of revenues compared with 6.8% in the prior-year period reflecting lower revenues.

For the six months ended June 30, consolidated other operating income, net, was $1.3 billion in 2024 and $13 million in 2023. The 2024 amount included a $1.3 billion pretax gain on the Divestiture, which was partially offset by a $50 million pretax, noncash asset and portfolio rationalization charge (the Rationalization Charge; see Note 13 to the consolidated financial statements).

Earnings from operations for the six months ended June 30 were $1.8 billion in 2024 compared with $659 million in 2023. The 2024 amount included a $1.3 billion pretax gain on the Divestiture.

For the six months ended June 30, other nonoperating income, net, was $46 million and $35 million in 2024 and 2023, respectively, with the increase resulting from higher interest income.

For the six months ended June 30, 2024 and 2023, the effective income tax rates for continuing operations were 25.0% and 20.9%, respectively. The higher 2024 effective income tax rate versus 2023 was driven by the Divestiture, which reflected the write-off of certain nondeductible goodwill and was treated as a discrete tax event.

Net earnings from continuing operations attributable to Martin Marietta were $1.3 billion, or $21.66 per diluted share, in 2024 compared with $481 million, or $7.76 per diluted share, in 2023. 2024 included an after-tax gain of $976 million, or $15.79 per diluted share, on the Divestiture, an after-tax loss of $37 million, or $0.61 per diluted share, for the Rationalization Charge, an after-tax charge of $15 million, or $0.24 per diluted share, for the Inventory Markup and after-tax acquisition, divestiture and integration expenses of $29 million, or $0.47 per diluted share, related to the Blue Water Industries LLC acquisition and the Divestiture.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended June 30, 2024 and 2023 was $173 million and $519 million, respectively, with the year-over-year decrease driven largely by significantly higher income tax payments in 2024 resulting from the Divestiture. Operating cash flow is substantially derived from consolidated net earnings before deducting depreciation, depletion and amortization, and changes in working capital requirements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The seasonal nature of construction activity impacts the Company’s interim operating cash flow when compared with the full year. Full-year 2023 net cash provided by operating activities was $1.5 billion.

During the six months ended June 30, 2024 and 2023, the Company paid $339 million and $293 million, respectively, for additions to property, plant and equipment.

During the first quarter of 2024, the Company received pretax cash proceeds of $2.1 billion from the Divestiture. On April 5, 2024, the Company used $2.05 billion of cash on hand to fund the acquisition of 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. During the first six months of 2024, the Company repurchased 785,758 shares of common stock at an average price of $572.70 and an aggregate cost of $450 million. At June 30, 2024, 11.9 million shares of common stock remain under the Company’s repurchase authorization.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 19, 2024. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

The Company has an $800 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2028. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50 times as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00 times. Additionally, if there are no amounts outstanding under the Revolving Facility or the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at June 30, 2024.

In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due. There were no amounts outstanding under the Trade Receivable Facility or the Revolving Facility at June 30, 2024.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow for payment of dividends for the foreseeable future and allow the repurchase of shares of the Company’s common stock. At June 30, 2024, the Company had $1.20 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. Historically, the Company has successfully extended the maturity dates of these credit facilities. On July 2, 2024, the Company used available liquidity to repay the $400 million of 4.250% Senior Notes that matured by their own terms.

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2023. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

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

Investors are cautioned that all statements in this Form 10-Q that relate to the future involve risks and uncertainties, and are based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. These statements, which are forward-looking statements under the Private Securities Litigation Reform Act of 1995, provide the investor with the Company’s expectations or forecasts of future events. You can identify these statements by the fact that they do not relate only to historical or current facts. They may use words such as “anticipate,” “may,” “expect,” “should,” “believe,” “project,” “intend,” “will,” and other words of similar meaning in connection with future events or future operating or financial performance. Any, or all of, management’s forward-looking statements herein and in other publications may turn out to be wrong.

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
•
the impact of the U.S. elections on the amount available under and timing of federal and state infrastructure spending;
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
•
a decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns or capital spending in response to such a decline, particularly in Texas and West Virginia;
•
sustained high mortgage interest rates and other factors that have resulted in a slowdown in private construction in some geographies;

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

•
unfavorable weather conditions, particularly Atlantic Ocean, Pacific Ocean and Gulf of Mexico storm and hurricane activity, wildfires, the late start to spring or the early onset of winter and the impact of a drought, excessive rainfall or extreme temperatures in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability;
•
the volatility of fuel and energy costs, particularly diesel fuel, electricity, natural gas and the impact on the cost, or the availability generally, of other consumables, namely steel, explosives, tires and conveyor belts, and with respect to the Company’s Magnesia Specialties business, natural gas;
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
•
unplanned changes in costs or realignment of customers that introduce volatility to earnings, including that of the Magnesia Specialties business;
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

For the Quarter Ended June 30, 2024

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

For the Quarter Ended June 30, 2024

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

Demand in the nonresidential and residential construction markets, which combined accounted for 60% of aggregates shipments for the six months ended June 30, 2024, is affected by interest rates. While unchanged since December 31, 2023, the target federal funds rate remains above historical levels.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities. At June 30, 2024, the Company had an $800 million Revolving Facility and a $400 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. There were no borrowings outstanding on either facility at June 30, 2024. However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

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

Income Tax. Any changes in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes could materially impact the Company’s effective tax rate, tax payments, cash flow, financial condition and results of operations.

Energy Costs. Energy costs, including diesel fuel, natural gas, electricity, coal and petroleum coke, represent significant production costs of the Company. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The cement product line and Magnesia Specialties business each have varying fixed-price agreements for a portion of their 2024 energy requirements. Organic energy expense for the six months ended June 30, 2024 decreased 13% compared with the prior-year period, reflecting a $0.24-per-gallon decrease in organic diesel costs and a 40% decrease in organic natural gas costs. A hypothetical 10% change in the Company’s organic energy prices in 2024 as compared with 2023, assuming comparable volumes, would change 2024 energy expense by $36 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9 Commitments and Contingencies, Legal and Administrative Proceedings of this Form 10-Q.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	—	12,465,495
May 1, 2024 - May 31, 2024	250,158	$599.62	250,158	12,215,337
June 1, 2024 - June 30, 2024	279,999	$535.72	279,999	11,935,338
Total	530,157		530,157

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

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2024

PART II. OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated August 8, 2024 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 8, 2024 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 8, 2024 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 8, 2024 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: August 8, 2024	By:	/s/ James A. J. Nickolas
James A. J. Nickolas
Executive Vice President and
Chief Financial Officer