Form 10-K
period 2024-12-31
MARTIN MARIETTA MATERIALS INC
filed 2025-02-21
CIK 916076

a c9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $29,035,890,412 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 17, 2025
Common Stock, $.01 par value per share	60,974,146 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2025 (Proxy Statement)	Part III

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Raleigh, North Carolina, United States

Part I ♦ Item 1 – Business

PART I

ITEM 1 – BUSINESS

General

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 390 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. In 2024, aggregates gross profit accounted for 76% of the Company’s total reportable segment gross profit. Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in targeted markets where the Company has a leading aggregates position. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete, asphalt and paving operations are reported collectively as the “Building Materials business”. The Company also operates a Magnesia Specialties business with production facilities in Michigan and Ohio. The Magnesia Specialties business produces magnesia-based chemical products that are used in industrial, agricultural and environmental applications. It also produces dolomitic lime sold primarily to customers for steel production and soil stabilization. Magnesia Specialties’ products are shipped to customers domestically and worldwide.

The Company was formed in 1993 as a North Carolina corporation to serve as successor to the operations of the materials group of the organization that is now Lockheed Martin Corporation. An initial public offering of a portion of the Company’s common stock was completed in 1994, followed by a tax-free exchange transaction in 1996 that resulted in 100% of the Company’s common stock being publicly traded. The Company completed over 100 acquisitions, as well as a number of strategic dispositions, from the time of its initial public offering until the present, which allowed the Company to enhance and expand its aggregates-led presence in the building materials marketplace.

On January 12, 2024, the Company acquired Albert Frei & Sons, Inc., a leading aggregates producer in Colorado. This acquisition provides more than 60 years (at current production levels) of high-quality, hard rock reserves to better serve new and existing customers and enhances the Company's aggregates platform in the Denver metropolitan area.

On February 9, 2024, the Company completed the sale of its South Texas cement business and certain of its related ready mixed concrete operations to CRH Americas Materials, Inc., a subsidiary of CRH plc, for $2.1 billion in cash. Specifically, the divested facilities included the Hunter cement plant in New Braunfels, Texas, related cement distribution terminals and 20 ready mixed concrete plants that served the Austin and San Antonio region. This divestiture optimized the Company's portfolio and product mix and provided proceeds the Company used to consummate the Blue Water Industries LLC acquisition discussed below. The transaction resulted in a pretax gain of $1.3 billion.

On April 5, 2024, the Company completed the acquisition of 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee and Virginia from affiliates of Blue Water Industries LLC (BWI Southeast) for $2.05 billion in cash. The BWI Southeast acquisition complements Martin Marietta’s existing geographic footprint in the southeast region by expanding into new growth platforms in target markets, including Tennessee and South Florida.

During October 2024, the Company acquired pure aggregates assets in South Florida and Southern California. In December 2024, the Company completed an aggregates-led, bolt-on acquisition in West Texas.

Business Segment Information

The Company conducts its Building Materials business through two reportable segments, organized by geography: East Group and West Group. The East Group provides aggregates and asphalt products. The West Group provides aggregates, cement, downstream products and paving services. The Company’s Magnesia Specialties business is reported as a separate segment and includes its magnesia-based chemicals and dolomitic lime businesses. For more information on the organization and geographic area of the Company’s business segments, see Note A: Accounting Policies and Note O: Segments of the Notes to Financial Statements of the Company’s consolidated financial statements, which appear in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K (this Form 10-K), which information is incorporated by reference.

Form 10-K ♦ Page 1

Part I ♦ Item 1 – Business

Building Materials Business

The profitability of the Building Materials business, which serves customers in the construction marketplace, is sensitive to national, regional and local economic conditions and construction cyclicality, which are in turn affected by fluctuations in levels of public-sector infrastructure funding; interest rates; access to capital markets; and demographic, geographic, employment and population dynamics. The heavy-side construction business is conducted outdoors, as are much of the Building Materials business’ operations. Therefore, erratic weather patterns, seasonal changes and other weather-related conditions, including precipitation, flooding, hurricanes, snowstorms, extreme temperatures, wildfires, earthquakes and droughts, can significantly affect production schedules, shipments, costs, efficiencies and profitability. Generally, the financial results for the first and fourth quarters are subject to the impacts of winter weather, while the second and third quarters are subject to the impacts of heavy precipitation.

The Building Materials business markets its products primarily to the construction industry, with 37% of its 2024 aggregates shipments sold to customers in connection with highway and other public infrastructure projects and the balance of its shipments sold primarily to customers for nonresidential and residential construction projects. The Company believes the business’ mix of public sector-related shipments lessens the impacts of fluctuations in nonresidential and residential, or private-sector, construction spending.

Funding of public infrastructure, historically the Company’s largest end-use market, is discussed in greater detail under Building Materials Business’ Key Considerations—Public Infrastructure in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The Building Materials business covers a wide geographic area. The ten largest revenue-generating states (Texas, North Carolina, Colorado, California, Georgia, Florida, Minnesota, Arizona, South Carolina and Iowa) accounted for 81% of the Building Materials business’ revenues in 2024. The Building Materials business is accordingly affected by the economies in these regions and has been adversely affected in part by episodic recessions and weaknesses in these economies and may be affected by future declines in economic conditions, such as recessions, economic downturns or inflationary conditions.

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

Natural aggregates sources can be found in relatively homogeneous deposits in certain areas of the United States. Proximity of quarry facilities to customers’ plants, construction sites or long-haul transportation corridors is an important factor in competition for the sale of aggregates products. Generally, the distance shipments travel by truck from a given quarry is limited because the cost of transporting processed aggregates to customers is high in relation to the price of the product itself. The Company’s distribution system mainly uses trucks, but also has access to rail and waterborne networks where the per-mile unit costs of transporting aggregates are lower.

The Company’s distribution network moves aggregates materials from certain domestic and offshore sources via its long-haul rail and waterborne distribution network to markets where aggregates supply is limited. The Company’s rail network primarily serves its Texas, Southeast and Gulf Coast markets, while the Company’s locations in The Bahamas and Nova Scotia transport materials via oceangoing ships. The Company’s strategic focus includes expanding inland and offshore capacity and acquiring distribution facilities and port locations to offload and sell transported material. As of December 31, 2024, the Company’s aggregates distribution facilities consisted of 78 distribution yards. The Company’s rail-based distribution network, coupled with the extensive use of rail service, increases the Company’s dependence on and exposure to railroad performance, including track congestion, crew availability, railcar availability, locomotive availability and the ability to negotiate favorable railroad shipping contracts. The waterborne distribution network also increases the Company’s exposure to certain risks, including, among other items, meeting minimum tonnage requirements of shipping contracts, demurrage costs, fuel costs, ship availability and weather disruptions. The Company has agreements with shipping companies to provide vessels to transport its aggregates to various coastal ports.

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

Due to the nature of the indigenous aggregates supply in the midwestern United States, a long-term capital focus for the Company is underground limestone aggregates mines. Production costs are generally higher at underground mines than surface quarries because the depth of the aggregates deposits and the access to the reserves result in higher costs related to development, explosives and depreciation costs. However, these locations often possess marketplace transportation advantages that can lead to higher average selling prices than more distant surface quarries.

The construction aggregates industry has been consolidating, and the Company has actively participated in the industry’s consolidation. The Company’s Board of Directors and management continue to review and monitor the Company’s long-term strategic plans, commonly referred to as SOAR (Strategic Operating Analysis and Review), which include assessing portfolio optimization strategies such as business combinations and arrangements with other companies engaged in similar businesses, investing in internal expansion projects in high-growth markets, divesting businesses or nonoperating assets that are not core or do not further management’s strategy and pursuing new opportunities in the Company’s existing markets or new markets. Acquisition opportunities include public companies, public company carve-outs and private sponsor-owned and family-owned businesses, as well as asset swaps and divestitures from companies executing their strategic plans, rationalizing non-core assets and repairing financially-constrained balance sheets. When acquired, new locations sometimes do not satisfy the Company’s internal safety, maintenance, pit development or other standards, and may require additional investments before benefits of the acquisitions are fully realized.

Management believes its aggregates reserves are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any significant difficulty in accessing reserves used for production. The Company’s aggregates reserves average more than 85 years, based on the 2024 annual production level. However, certain locations may be subject to limited reserves and may not be able to expand. Moreover, environmental, zoning and land use regulations will likely make it more difficult for the Company to expand its existing quarries or develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by federal, state and local governmental bodies regarding these matters, the Company anticipates that future restrictions will likely make zoning and permitting more difficult, thereby potentially enhancing the value of the Company’s existing mineral reserves.

The Company generally sells its aggregates upon receipt of customer orders or requests. The Company generally maintains inventories of aggregates products in sufficient quantities to meet customer requirements.

Cement and Downstream Operations

Cement is the basic agent used to bind aggregates, sand and water in the production of ready mixed concrete. Similar to aggregates, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. Consequently, the cement industry is cyclical and dependent on the strength of the construction sector. As of December 31, 2024, the Company has one production facility in Midlothian, Texas, south of Dallas/Fort Worth, which produces Portland and specialty cements. Clinker is the intermediate product in cement production, and the Texas production facility has an annual clinker capacity of 2.4 million tons. The Company completed a finishing capacity expansion project at the Midlothian plant in August 2024, which will provide 0.45 million tons of incremental annual cement production capacity. Further, the Company has converted its Midlothian plant to manufacture a less carbon-intensive Portland limestone cement, known as Type 1L, which has been approved by the Texas Department of Transportation and allows the production of more cement with less clinker.

Calcium carbonate in the form of limestone is the principal raw material used in the production of cement. Management believes that its reserves of limestone are sufficient to permit production at its cement plant at the current operational levels for the foreseeable future.

Cement consumption is dependent on the time of year and prevalent weather conditions. According to the Portland Cement Association, nearly two-thirds of U.S. cement consumption occurs in the six months between May and October. Approximately 70% to 75% of all cement shipments are sent to ready mixed concrete operators. The remainder is shipped to manufacturers of concrete-related products, contractors, materials dealers and oil well/mining/drilling companies. The Company's cement operation generally delivers its products upon receipt of customer orders or requests. Inventory for products is generally maintained in sufficient quantities to meet customers' rapid delivery requirements.

Form 10-K ♦ Page 3

Part I ♦ Item 1 – Business

Ready mixed concrete is measured in cubic yards and specifically batched or produced for customers’ construction projects and then typically transported by mixer trucks and poured at the project site. The aggregate used for ready mixed concrete is a washed material with limited amounts of fines (such as dirt and clay). As of December 31, 2024, the Company operated 72 ready mixed concrete plants in Arizona and Texas. Asphalt is most commonly used in surfacing roads and parking lots and consists of liquid asphalt, or bitumen (the binding medium), and aggregates. Similar to ready mixed concrete, each asphalt batch is produced to customer specifications. As of December 31, 2024, the Company operated 38 asphalt plants in Arizona, California, Colorado and Minnesota. The Company also offers paving services in California and Colorado. Market dynamics for these downstream product lines include a highly competitive environment and lower barriers to entry compared with aggregates and cement.

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

Magnesia Specialties Business

The Magnesia Specialties business produces and sells dolomitic lime from its Woodville, Ohio facility and manufactures magnesia-based chemical products for industrial, agricultural and environmental applications at its Manistee, Michigan facility. These magnesia-based chemical products have varying uses, including flame retardants, wastewater treatment, pulp and paper production and other applications. In 2024, 59% of Magnesia Specialties’ revenues were attributable to chemical products, 40% to lime, and 1% to stone sold as construction materials.

Magnesia Specialties generally delivers its products upon receipt of customer orders or requests. Inventory for products is generally maintained in sufficient quantities to meet customers' rapid delivery requirements. Dolomitic lime products sold to external customers are used primarily by the steel industry. Accordingly, a portion of the revenues and profitability of the Magnesia Specialties business is affected by the steel industry's production and inventory trends. These trends are guided by the rate of consumer consumption, the flow of offshore imports and other economic factors.

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

The Magnesia Specialties business is highly dependent on rail transportation, particularly for movement of dolomitic lime from Woodville to Manistee and direct customer shipments of dolomitic lime and magnesia chemicals products from both Woodville and Manistee. The segment can be affected by the specific transportation and other risks and uncertainties outlined under Item 1A, Risk Factors of this Form 10-K.

Patents and Trademarks

As of January 31, 2025, the Company owns, has the right to use, or has pending applications for patents pending or granted by the United States and various countries and trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent or trademark or group of patents or trademarks is material to the conduct of the Company’s business as a whole.

Customers

The Company’s products are sold principally to commercial customers in private industry. Although large amounts of construction materials are used in public works projects, relatively insignificant sales are made directly to federal, state, county or municipal governments, or agencies thereof. No material part of the business as a whole, or of any segment of the Company,

Form 10-K ♦ Page 4

Part I ♦ Item 1 – Business

is dependent upon a single customer or upon a few customers. The loss of any single customer would not have a material adverse effect on the Company.

Competition

The nature of the Company’s competition varies among its products due to the widely differing amounts of capital necessary to build and maintain production facilities. Crushed stone production from quarries or mines and sand and gravel production by dredging or otherwise are moderately capital intensive. Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. Most domestic cement producers are subsidiaries of large multinational companies that operate in multiple international markets. Many of these producers maintain the capability to import cement from foreign production facilities. Producing ready mixed concrete involves relatively low capital investment to build a concrete batching plant and acquire delivery trucks. Accordingly, economics can lead to lower barriers to entry in some concrete markets. As a result, depending on the local market, the Company may face competition from small producers as well as large, vertically-integrated companies with facilities in many markets.

The Company operates in a highly fragmented industry, including large, public companies and a significant number of small privately-held companies. In 2024, other publicly traded companies among the ten-largest U.S. aggregates producers included the following:

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

The Magnesia Specialties business competes with various companies in different geographic and product areas principally on the basis of quality, price, technological advances and technical support for its products. While the revenues of the Magnesia Specialties business in 2024 were predominantly domestic, a portion was derived from customers located outside the United States.

Environmental and Governmental Regulations

Overview

The Company’s operations are subject to and affected by federal, state and local laws, rules and regulations relating to zoning, land use, mining, air emissions (including carbon dioxide and other greenhouse gases), water use, allocation and discharges, waste management, noise and dust exposure control, reclamation and other environmental, health and safety, and regulatory matters. Certain of the Company’s operations may occasionally involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations, and such permits are subject to modification, renewal and revocation.

Environmental Compliance and Costs

The Company regularly monitors and reviews its operations, procedures and policies for compliance with existing laws, rules and regulations, changes in interpretations of existing laws and enforcement policies, new laws that are adopted and new laws that the Company anticipates will be adopted that could affect its operations, including with respect to climate change. The Company has a full-time team of environmental engineers and managers that perform these responsibilities. The direct costs

Form 10-K ♦ Page 5

Part I ♦ Item 1 – Business

of ongoing environmental compliance were approximately $58 million in 2024 and $45 million in 2023 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Form 10-K) and asset retirement costs. Capitalized costs related to environmental control facilities were $32 million in 2024 and are expected to be approximately $35 million in both 2025 and 2026. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2024 and 2023. However, the Company’s expenditures for environmental matters generally have increased over time and are likely to increase in the future. Despite the Company’s compliance efforts, the risk of environmental liability is inherent in the Company’s businesses, and environmental liabilities could have a material adverse effect on the Company in the future. Complying with governmental and environmental regulations did not have and is not expected to have a material effect on the Company’s capital expenditures, earnings and competitive position, other than as discussed in this section.

Many of the applicable requirements of environmental laws are satisfied by procedures that the Company adopts as best practices in the ordinary course of its business. For example, plant equipment that is used to crush aggregates products may, in the ordinary course of operations, have an attached water spray bar that is used to clean the stone. The water spray bar also serves as a dust control mechanism that complies with applicable environmental laws. Moreover, the Company does not separate the portion of the cost, depreciation and other financial information relating to the water spray bar that is attributable only to environmental purposes, because such an allocation would be arbitrary. The incremental portion of such operating costs that is attributable to environmental compliance rather than best operating practices is impractical to quantify. Accordingly, the Company records costs in that category when incurred as operating expenses.

Consistent with other cement producers, the Company’s cement operation produces varying quantities of cement kiln dust (CKD). This production by-product consists of fine-grained, solid, highly alkaline material removed from cement kiln exhaust gas by air pollution control devices. Because much of the CKD is unreacted raw materials, it is generally permissible to recycle the CKD back into the production process, and large amounts often are treated in such manner. CKD that is not returned to the production process or sold as a separate product is disposed in landfills. CKD is currently exempted from federal hazardous waste regulations under Subtitle C of the Resource Conservation and Recovery Act.

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

Management believes that its current accrual for environmental costs is reasonable, although those amounts may increase or decrease depending on the impact of applicable rules as they are finalized or amended from time to time and changes in facts and circumstances. The Company believes that its operations and facilities, both owned or leased, are in substantial compliance with applicable laws and regulations and any potential noncompliance is not likely to have a material adverse effect on the Company’s operations or financial condition. See Legal Proceedings under Item 3 of this Form 10-K, Note N: Commitments and Contingencies of the Notes to Financial Statements of the Company’s consolidated financial statements included under Item 8, Financial Statements and Supplemental Data of this Form 10-K, and the Environmental Regulation and Litigation section included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

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

Form 10-K ♦ Page 6

Part I ♦ Item 1 – Business

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

The Company is generally required by state or local laws or pursuant to the terms of an applicable lease to reclaim quarry sites after use. Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free interest rate. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see Note N: Commitments and Contingencies of the Notes to Financial Statements of the Company’s consolidated financial statements included in Item 8, Financial Statements and Supplemental Data of this Form 10-K. The Company performs activities on an ongoing basis, as an integral part of the normal quarrying process, that may reduce the ultimate reclamation obligations. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets both safety regulations required by MSHA for ongoing operations as well as final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Reclaimed quarry sites owned by the Company are from time to time available for sale, typically for commercial development or use as water reservoirs, or have been converted for recreational use by the local community.

Sustainability Risks and Opportunities

The Board and management have identified certain risks related to a lower-carbon economy, risks related to the physical impacts of climate change and other climate-related opportunities.

Board Oversight and the Role of Management The Board of Directors has an essential role in determining the Company's strategic priorities, and sustainability matters are an integral part of its governance and oversight of the business. In 1994, the Company established an Ethics, Environment, Safety and Health (EESH) Committee, which currently meets at least four times annually. The EESH Committee receives reports directly from management relating to environmental, safety, ethics and other sustainability matters, including greenhouse gas (GHG) emissions, reviews input and engagement with investors on these matters, and monitors the Company's compliance with environmental, health and safety laws and regulations, as well as its public reporting and disclosure with respect to sustainability risks and opportunities and other environmental issues. The EESH Committee reports to the full Board. A number of other Board committees have overlapping responsibility for sustainability matters, including the Audit Committee, which reviews the Company's significant environmental matters and assesses the potential risks and liabilities they may pose to its business, and the Management Development and Compensation Committee, which reviews management's performance with regard to its sustainability goals and considers those achievements in determining incentive pay. While the Board oversees Martin Marietta's risk management, the executive officers are responsible for the day-to-day risk management processes, and management receives at least quarterly updates from operating personnel directly responsible for compliance relating to EESH matters. Management believes this division of responsibilities is the most effective approach for addressing the risks facing the Company. The Company also has a Head of Sustainability, who reports directly to the General Counsel on environmental and other sustainability matters. The Company believes the above approach has been effective in integrating sustainability as a core element of its corporate governance.

Form 10-K ♦ Page 7

Part I ♦ Item 1 – Business

Transition Risks

The Company's sustainability risk management framework is designed to identify various transition risks, including policy and legal risks, technology risks, market risks and reputation risks, associated with a lower-carbon economy.

Policy and Legal Risks A number of governmental bodies, including U.S. regulatory agencies and various U.S. states, have proposed, enacted or are contemplating legislative and regulatory changes to mitigate or address the potential impacts of climate change, including provisions for GHG emissions reporting or reductions, the use of alternative fuels, carbon credits (such as a cap-and-trade system) and a carbon tax. For example, in the United States, the United States Environmental Protection Agency (USEPA) promulgated a rule mandating that companies considered to be large emitters of GHGs report those emissions. The manufacturing operations of the Company’s Magnesia Specialties business release carbon dioxide, methane and nitrous oxides during the production of lime, magnesium oxide and hydroxide products. The Company’s two magnesia-based chemicals facilities, as well as its cement plant in Texas, file annual reports of their GHG emissions in accordance with the USEPA reporting rule. The primary business and operations of the Company, however, including its aggregates, ready mixed concrete and asphalt and paving product lines, are not considered “major” sources of GHG emissions subject to the USEPA reporting rule. Most of the GHG emissions from aggregates plant operations are tailpipe emissions from mobile sources, such as heavy construction and earth-moving equipment.

The Company’s cement plant and its Magnesia Specialties plants are strictly regulated with respect to GHG emissions and hold Title V Permits, and each (other than the Manistee, Michigan facility) is also subject to the U.S. Clean Air Act's Prevention of Significant Deterioration (PSD) requirements, which require a permit program for certain new or modified sources of emissions. Although several large-scale projects for carbon capture are in the development phase, no technologies or methods of operation for reducing or capturing GHGs have yet been proven successful in large-scale applications, other than improvements in fuel efficiency. If future modifications to the Company's facilities require PSD review for other pollutants, GHG permitting requirements may be triggered and may require significant additional costs, which the Company expects would be passed on to customers. It is not currently possible to estimate the cost of any such future requirements. In addition, the USEPA and the U.S. Supreme Court have taken different positions with respect to the USEPA's authority to make rules in these and other areas which could create uncertainty regarding regulatory compliance on these matters in the future.

Various states where the Company has operations have enacted or are considering climate change initiatives that apply to the Company. In October 2023, California adopted its California Climate Accountability Package which includes annual reporting of Scope 1, Scope 2 and Scope 3 emissions on a phased-in implementation schedule, climate-related risk reporting for certain companies and heightened disclosure standards around net zero emissions claims, carbon-neutral claims or significant GHG emissions reduction claims and the purchase or use of voluntary carbon offsets used to achieve those claims. These and other state or federal climate-related or anti-climate, social and governance regulations may result in significantly higher compliance costs and risks.

The Company's cement operation, like those of other cement producers, requires combustion of significant amounts of fuel to generate high kiln temperatures and create carbon dioxide as a product of the calcination process, which is presently an unavoidable step in making clinker, the essential component for cement production. Accordingly, the Company continues to closely monitor GHG regulations and legislation and its potential impact on the Company's cement business, financial condition and product demand. The Company anticipates that any increased operating costs or taxes relating to GHG emission limitations at the Woodville lime plant or Midlothian cement plant would be passed on to customers. The magnesium oxide products produced at the Manistee operation, however, compete against other products that, due to the form and/or structure of the source material, require less energy in the calcination process, resulting in the generation of fewer GHGs per ton of production. The Manistee facility may be required to absorb additional costs, including for taxes or capital investments, in order to maintain competitive pricing in that market. In addition, the cement produced by the Company’s cement operation, like other U.S. producers, is subject to strict limits set by the U.S. Department of Transportation (USDOT) and other agencies, including those relating to “clinker substitution”, or the replacement of ground clinker in cement with alternate materials such as pozzolan, slag and fly ash, which has implications for the Company’s fuel use and efforts to reduce GHG emissions from its cement operations. For example, various industry associations are engaged in an effort requesting the USDOT and other agencies to further revise their standards allowing for greater rates of clinker substitution, similar to the rates currently permitted for European cement producers. If higher rates of substitution and blending are, in fact, permitted in the future, the result is likely to be both reduced clinker and power consumption in cement production, which would, in turn, reduce GHGs emitted in connection with each ton of cement produced in the United States. The Company has continued its rollout of Portland

Form 10-K ♦ Page 8

Part I ♦ Item 1 – Business

Limestone Cement (PLC cement) with more than 90% of its Type I/II customers converted to the PLC product. PLC cement has reduced the GHG footprint of the Company's cement product line by greater than 10%.

In light of the various regulatory uncertainties, the Company cannot presently reasonably predict the costs of any future compliance requirements. Nonetheless, the Company does not believe it will have a material adverse effect on the financial condition or results of the operations of either the Magnesia Specialties business or Building Materials business.

Technology Risks Consideration of the impact of technology is integrated into the Company’s risk management process. The Company has adopted a corporate-wide sustainability risk management strategy, which has resulted in multiple initiatives to identify and implement or evaluate GHG reduction processes and technologies that also improve operational efficiencies, including: using alternative fuels such as biodiesel; reducing overall fuel use by converting from quarry trucks to conveyor systems; right-sizing quarry trucks to match the appropriately sized truck with the size of production to reduce the number of required trips; replacing older railcars with more efficient, high-capacity models that reduce the number of required trips; adding rail capacity in lieu of truck movements; and installing state-of-the-art emissions control equipment at the Company’s magnesia plant and tire processing systems for fuel at the Company’s cement plant. The Company’s Midlothian cement plant has been recognized by the USEPA as a high-performing, energy-efficient facility following investments in innovative air pollution control technologies and usage of alternative fuels. The road to Net Zero for the Company and others in its industry requires operational changes, investments in sustainable energy, and in some cases, technology that is not yet available. The Company continues to monitor various pilot projects being conducted relating to the development of carbon capture technology; however, no technologies or methods of operation for reducing or capturing GHGs from cement manufacture have yet been proven successful in a full production environment, other than improvements in fuel efficiency. While awaiting further development of carbon capture technology, the Company has invested heavily and continues to look for opportunities to invest in its sustainability practices.

Market Risks The nature of the Company’s competition varies among its products due to the differing amounts of capital necessary to build and maintain production facilities and can be influenced by sustainability risks and opportunities particularly with respect to the Company’s small-but-strategic heritage cement business. Most domestic cement producers are owned by large non-U.S. companies operating in multiple international markets that report their results (including sustainability and emissions-related metrics) on a world-wide consolidated basis. The Company is subject to U.S. environmental regulations and there are critical regulatory differences between the U.S. and the European Union and differing calculation methodologies for carbon intensity calculations, blending and fuel choice that result in meaningful differences in the makeup of corresponding end-products and reported emissions metrics. Those differences, in turn, make like-for-like comparisons of the emissions performance of non-U.S. companies with the performance of the Company's heritage cement business challenging. To the extent that investors or consumers decide to use world-wide comparisons of these metrics in making investment and purchase decisions, the Company could be at a competitive disadvantage. Geography is critically important when assessing market attractiveness and growth opportunities for the Company. Attractive geographies generally exhibit (a) population growth and/or high population density, both of which are drivers of heavy-side building materials consumption; (b) business and employment diversity, drivers of greater economic stability, and (c) a superior state financial position, a driver of public infrastructure investment. All of these factors can be and are influenced by weather patterns and physical risk and opportunities.

Reputation Disruptions to the Company’s operations and to its customers' transportation activities by weather-related risks could impact the Company’s reputation and result in additional costs to the Company. Any failure or perceived failure to achieve or accurately report on the Company's current or future sustainability commitments, including its GHG reduction and net zero ambition and targets, and any differences between its commitments and those of any companies to which the Company is compared, could harm the Company's reputation, adversely affect its ability to effectively compete (including as a result of disclosure of proprietary information regarding its plants or changes in its ability to raise capital), adversely affect its recruitment and retention efforts or expose the Company to potential legal liability. In addition, while the Company is committed to pursuing its sustainability objectives, there is no assurance that it will achieve any of its sustainability goals or commitments, that low- or non-carbon-based energy sources and technologies required to meet long-term emissions reductions in some of the sectors in which it operates will be available at scale in the United States on an economically feasible basis or that its suppliers can meet sustainability, emissions reductions and other standards that are required by current or future laws or established by its investors and other stakeholders. Failure to meet these commitments could result in reputational harm to the Company and changes regarding sustainability risk management and practices may result in higher regulatory and compliance risks and costs. Any violations of law (including environmental law) or improper conduct could damage the Company's reputation.

Form 10-K ♦ Page 9

Part I ♦ Item 1 – Business

Physical Impacts In addition to impacts from increased regulation, weather patterns may result in physical impacts that could have adverse effects on the Company’s operations or financial condition. Physical impacts may include disruptions in production and/or regional supply or product distribution networks due to major storm events and shifts in regional rainfall and temperature patterns and intensities, as well as flooding from sea level changes. In addition, production and shipment levels for the Building Materials business correlate with general construction activity, which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which can significantly affect that business. In the Company's cement and downstream operations, the physical impacts of weather may result in disruptions to its operations or its customers’ transportation activities, including impacts on production capabilities and capacities, supply chain interruptions and project delays that can impact the Company's reputation and result in additional costs to the Company. Excessive rainfall and other severe weather jeopardize production, shipments and profitability in all markets served by the Company in its Building Materials business. In addition, inclement weather can reduce the useful life of an asset. In particular, the Company’s operations near the Atlantic Ocean and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October. The Company is also at risk for Pacific Ocean storm activity. The last several years brought an unprecedented amount of precipitation to the United States and particularly to Texas and the southeastern United States, notably the Carolinas, Florida and Georgia, where it impacted the Company’s facilities. In addition, the Company's California operations are at risk for wildfires and water use restrictions in the event of severe drought conditions. An insufficient supply of water for the Company's operations in those areas could impact production. While reconstruction activities may offset some or most of the financial impacts on sales and demand, any of these events could have a material adverse effect on the Company’s business and operations.

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

Sustainability Opportunities Notwithstanding the foregoing risks and uncertainties relating to climate change, there may also be opportunities for the Company to increase its business or revenues through sustainability opportunities. For example, warm and/or moderate temperatures in March and November allow the construction season to start earlier and end later, respectively, which could have meaningfully positive impacts on the Company’s first- and fourth-quarter results, respectively. From a regulatory standpoint, the Infrastructure Investment and Jobs Act (IIJ Act), which was signed into law in November 2021, provides billions of dollars in new funding for roads, bridges and other major infrastructure projects which require aggregates and cement for construction. New public transit and clean energy projects that address climate change may also result in increased demand for the Company's products. Other opportunities are likely to result from the passing of the $1.2 trillion IIJ Act, the Cornyn-Padilla Amendment that allows $104 billion of unused COVID-19 dollars to be directed to infrastructure projects, and $41 billion of voter-approved state and local transportation-related 2024 ballot initiatives, all of which will fund infrastructure growth, repair and development. In addition, the Company’s magnesium hydroxide products are used to increase fuel efficiency in various industries, including both coal- and gas-fired electricity generation, which has a direct impact on reducing energy use and GHG emissions by more GHG-intense companies. Finally, the desire for sustainable building solutions has led to greater recognition of the benefits of concrete construction in the effort to move to a circular economy through innovative products, longevity and recyclability, and increased demand for green construction projects would have a direct impact on the Company’s cement and concrete business.

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

Human Capital Resources

As of January 31, 2025, the Company has approximately 9,400 employees, of which approximately 7,000 are hourly employees and approximately 2,400 are salaried employees. Approximately 1,200 hourly employees (13% of the Company’s employees) are represented by labor unions, representing 14% of the Building Materials business’ hourly employees and 100% of the Magnesia Specialties segment’s hourly employees. The Company’s principal union contracts for the Magnesia Specialties

Form 10-K ♦ Page 10

Part I ♦ Item 1 – Business

business cover employees at the Manistee, Michigan, magnesia-based chemicals plant and the Woodville, Ohio, lime plant. The Woodville and Manistee collective bargaining agreements expire in June 2026 and August 2027, respectively. The Company believes it has good relations with its employees, including its unionized workforce.

Management believes the Company’s success depends on its ability to attract, develop and retain key personnel. Martin Marietta offers a comprehensive benefits package that includes:

•
Competitive compensation;
•
401(k) with Company match;
•
Company-funded pension plan;
•
Medical (PPO and HDHP/HSA plan options);
•
Dental and vision coverage;
•
Prescription drug coverage;
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
•
A management associate program which provides entry-level opportunities for finance, human resources, engineering, geology or STEM graduates in the aggregates industry. This is a 12-to-18-month on-the-job training that allows recent college graduates to jump-start their career by gaining cross-functional experience and developing transferable skills at an accelerated pace. The program includes job rotations, training and executive mentorship.
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
•
An internal job board, as well as communications, reminding employees about this resource; and
•
A robust performance review process.

The Company believes that a diverse employee base strengthens its talent pipeline and increases employee engagement and retention. The Company completed an associated awareness communications campaign helping managers and employees better understand how inclusion and engagement are ingrained in Martin Marietta’s culture and values. The campaign supports the Company's employer brand — ONE, which brings together its employees’ unique perspectives, experiences and talents to

Form 10-K ♦ Page 11

Part I ♦ Item 1 – Business

evolve a shared vision and future. The Company offers three employee resource groups — Military and Veterans Community, Multicultural Employee Resource Group (MERGE) and Women Who Build — that provide opportunities for all employees to share their varied perspectives and experiences, grow their internal networks, develop their careers and give back to their communities. The Company also has expanded its academic outreach by partnering with Shaw University, a historically black university in Raleigh, North Carolina.

Workplace health and safety is one of the Company’s core values. The Guardian Angel safety program provides that every employee has the right, and the obligation, to stop any unsafe condition and that zero safety incidents is achievable. It includes the notion that every employee acts as a wingman for other employees, to observe and act on any situation that potentially creates unsafe circumstances. The Company-wide safety performance achieved the eighth consecutive year of world class or better lost-time incident rate and the fourth consecutive year for total injury incidence rate.

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the factors listed below, along with the discussion of Competition under Item 1 of this Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K, and Note A: Accounting Policies and Note N: Commitments and Contingencies of the Notes to Financial Statements of the Company’s consolidated financial statements included under Item 8, Financial Statements and Supplemental Data of this Form 10-K.

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

We sell most of our aggregates (our primary business) and our cement products to the construction industry and, therefore, our results depend on that industry’s strength. Since our businesses depend on construction spending, which can be cyclical, our profits are sensitive to national, regional and local economic conditions and the intensity of the underlying spending on aggregates and cement products. Construction spending is affected by economic conditions, changes in interest rates, inflation, employment levels, demographic and population shifts, and changes in construction budgets by federal, state and local governments. If economic conditions worsen, a recession in the construction industry may occur and affect the demand for our products. The recession of the late 2000s (the Great Recession) and continued decline in construction spending in the early 2010s were examples, and our shipment volumes were significantly reduced and remain below peak shipment levels, excluding the contribution of acquisitions. Construction spending can also be disrupted by terrorist activity and armed conflicts.

Form 10-K ♦ Page 13

Part I ♦ Item 1A – Risk Factors

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate due to the high cost to transport our products relative to their selling price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our Building Materials business’ top ten revenue-generating states of Texas, North Carolina, Colorado, California, Georgia, Florida, Minnesota, Arizona, South Carolina and Iowa, our profitability will decrease. We experienced this situation during the Great Recession.

Demand for aggregates products, particularly in the infrastructure construction market, is affected by federal, state and local budget and deficit issues. Remote working trends or other factors that reduce vehicle miles driven can have a negative impact on various revenue streams that fund roadway projects. Further, delays or cancellations of projects in the nonresidential and residential construction markets, which combined accounted for 58% of aggregates shipments in 2024, could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

Our Building Materials business is seasonal and subject to the weather, which can significantly impact operations.

The heavy-side construction business is conducted outdoors. Accordingly, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, extreme temperatures, snow, heavy or sustained rainfall, wildfires and earthquakes, reduce construction activity, restrict the demand for our products and impede our ability to efficiently transport material. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations and similar events. Severe drought conditions can restrict available water supplies and restrict production. Production and shipment levels of the Building Materials business’ products follow activity in the construction industry, which typically is strongest in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the production and shipment levels for our Building Materials business, including all of our aggregates-related downstream operations, vary by quarter. The second and third quarters are generally subject to heavy precipitation, and, thus, are more profitable if precipitation is lighter. The first and fourth quarters, which are subject to the impacts of winter weather, are generally the least profitable, but can be more profitable if the impact of winter weather is less. Our operations near the Atlantic Ocean and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October. Our California operations are at risk for Pacific Ocean storms, wildfire activity and water use restrictions in the event of severe drought conditions. These weather events and conditions may be exacerbated by climate change in the near and long term.

Competition and Growth Risk Factors

Our Building Materials business depends on the availability of quality aggregates reserves or deposits and our ability to mine them economically.

Our challenge is to find quality aggregates deposits that we can mine economically, with appropriate permits, near either growing markets or long-haul transportation corridors that can economically serve applicable markets. As communities in many of our geographic markets have grown, they have settled in and around attractive quarrying locations and have imposed restrictions on mining. We try to meet this challenge by identifying and permitting sites prior to economic expansion, buying more land around our existing quarries to increase our mineral reserves, developing underground mines and expanding a distribution network that transports aggregates products by various methods, including rail and water. While our distribution network allows us to transport our products longer distances than would normally be considered economical, we can give no assurances that we will continue to be successful at this strategy.

Our businesses face many competitors.

Our businesses have many competitors, some of which are larger and have more resources than we do. Some of our competitors operate on a worldwide basis. Our results are affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of other competitors and the entry of new competitors in a market. We also face competition for some of our products from alternative products. For example, our Magnesia Specialties business competes with other chemical products that could be used instead of our magnesia-based products. In addition, our aggregates, ready mixed concrete, asphalt and paving businesses compete with recycled asphalt and concrete products that could be used in certain applications instead of new products and our cement operations compete with

Form 10-K ♦ Page 14

Part I ♦ Item 1A – Risk Factors

international competitors who import products into the United States from jurisdictions with lower production and regulatory costs and burdens.

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

Any significant business acquisition or combination we might choose to undertake may require that we devote significant management attention and resources to preparing for and then integrating our business practices and operations. Based on our history, we believe we would be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of any potential acquisition or other business combination that we pursue in the future if the integration process takes longer or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

•
inability to successfully combine operations in a manner that permits us to achieve the synergies anticipated to result from the proposed acquisition or business combination, which would result in the anticipated benefits of the acquisition or business combination not being realized partly or wholly in the anticipated time frame or at all;
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
•
we may not be able to bring the acquired business up to our expected levels of safety standards as quickly as anticipated;
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
•
management time and attention may be diverted to businesses held for sale;
•
we may have to write off certain assets, including those relating to goodwill and other intangibles;
•
we may experience difficulties in the separation of operations; and
•
we may lose key employees.

Our cement and Magnesia Specialties businesses may become capacity-constrained.

If our cement or Magnesia Specialties businesses becomes and/or remains capacity-constrained, we may be unable to timely satisfy the demand for some of our products, and any resulting changes in customers would introduce volatility to the earnings of these segments. We can address capacity needs by enhancing our manufacturing productivity, increasing the operational availability of equipment, reducing machinery down time and extending machinery useful life. Future demand for our products may require us to expand our manufacturing capacity further, particularly through the purchase of additional manufacturing equipment. However, we may not be able to increase our capacity in time to satisfy increases in demand that may occur from time to time. Our Texas cement operation is capacity constrained from time to time, which may prevent us from satisfying customer orders and result in a loss of sales to competitors that are not capacity-constrained. In August 2024, we completed a finishing capacity expansion project at our Midlothian cement facility that added 0.45 million tons of annual incremental cement production capacity. However, we may suffer excess capacity if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize in a timely manner or at all.

Our cement business could suffer if cement or clinker imports from other countries significantly increase or are sold in the United States in violation of U.S. fair trade laws.

In the past, the U.S. cement industry has benefited from antidumping orders imposing duties on imports of cement and clinker from other countries that violated U.S. fair trade laws. Cement operators with import facilities can purchase cement from other countries, such as those in Latin America and Asia, which could compete with domestic producers. In addition, if environmental regulations increase the costs of domestic producers compared to foreign producers that are not subject to similar regulations, imported cement could achieve a significant cost advantage over domestically produced cement. An influx of cement or clinker products from countries not subject to antidumping orders, or sales of imported cement or clinker in violation of U.S. fair trade laws, could adversely affect our cement product line.

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

These risks can subject us to potentially significant liabilities relating to personal injury, death or property damage, and may result in significant civil or criminal penalties, which could damage our productivity or profitability. For example, from time to time, we investigate and remediate environmental contamination relating to our prior or current operations, as well as operations we have acquired from others, and, in some cases, we have been or could be named as a defendant in litigation brought by governmental agencies or private parties to investigate or clean up such contamination.

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

A number of governmental bodies, including U.S. regulatory agencies and various U.S. states, have proposed, enacted or are contemplating legislative and regulatory changes to mitigate or address the potential impacts of climate change, including provisions for greenhouse gas (GHG) emissions reductions or the use of alternative fuels, carbon credits (such as a cap-and-trade system) and a carbon tax. For example, in the United States, the United States Environmental Protection Agency (USEPA) promulgated a mandatory reporting rule covering GHG emissions from sources considered to be large emitters. Our cement plant and our Magnesia Specialties plants are strictly regulated with respect to GHG emissions and hold Title V Permits under USEPA regulations, and each (other than the Manistee Michigan facility) is also subject to the U.S. Clean Air Act’s Prevention of Significant Deterioration (PSD) requirements which require a permit program for certain new or modified sources of emissions. If future modifications to our Magnesia Specialties or cement facilities require PSD review for other pollutants, GHG permitting requirements may also be triggered, which could require us to incur significant additional costs. It is not possible, however, to estimate the cost of any future requirements at this time.

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

In addition, although our aggregates, ready mixed concrete, asphalt and paving operations are not considered “major” sources of GHG emissions subject to the USEPA reporting rule, any additional regulatory restrictions on emissions of GHGs imposed by the USEPA would likely impact our magnesia-based chemicals operations in Woodville, Ohio, and Manistee, Michigan, as well as our cement operation in Texas, which in 2024 filed annual reports of GHG emissions as required by the USEPA reporting rule. We may not be able to recover any increased operating costs, taxes or capital investments (other than with respect to any carbon reduction or capture technologies) relating to GHG emission limitations at those plants from our customers in order to remain competitive in pricing in the relevant markets. Our businesses also are dependent on reliable sources of energy and fuels. We could incur increased costs or disruptions in our operations if climate change legislation and regulation (including regulatory changes with respect to alternative fuel use) or severe weather affect the price or availability of purchased energy or fuels or other materials used in our operations.

While we do not currently believe such requirements will have a material adverse effect on the financial condition or results of the operations of either the Magnesia Specialties business or Building Materials business, in light of the various regulatory uncertainties, the Company cannot presently predict the costs of any future compliance requirements. We continue to monitor GHG regulations and legislation and its potential impact on our business, financial condition and product demand.

Weather patterns may result in physical impacts that could have adverse effects on our operations or financial condition.

Given the nature of our operations, physical impacts of weather patterns may include disruptions in production, regional supply or product distribution networks, as well as negative impacts on the price or availability of purchased energy or fuels, due to major storm events or other severe weather, shifts in regional rainfall and temperature patterns and intensities, and flooding from sea level changes. In addition, production and shipment demand for our Building Materials business correlate with general construction activity and rely on road, rail and water transportation networks, most of which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions, which can significantly affect that business. In our cement and downstream businesses, the physical impacts of weather patterns may result in disruptions to our operations and to our customers’ transportation activities, including impacts on production capabilities and capacities, supply chain interruptions and project delays, which can impact our reputation and result in additional costs to our Company. Excessive rainfall and other severe weather events also jeopardize production, shipments and profitability in all markets served by our Building Materials business. In particular, our operations in the Atlantic Ocean and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity, most notably in August, September and October. In addition, our California operations are at risk for wildfires, which is exacerbated by drought, which may also result in water restrictions. Throughout 2024, unprecedented storms and flooding caused operational delays and challenges across much of the Company's geographic footprint. Inclement weather can also reduce the useful life of an asset. These and other weather-related risks, such as a downturn in the construction sector due to harsh weather, significant precipitation or other changes in weather, could impact our customers, which could lead to reduced demand for our products. We may not be able to pass on to our customers all the costs related to mitigating these risks.

Our business is dependent on funding from a combination of federal, state and local sources.

Our products are used in public infrastructure projects, which include the construction, maintenance and improvement of highways, streets, roads, bridges, schools and similar projects. Accordingly, our business is dependent on the level of federal, state and local government spending on these projects. We cannot be assured, however, of the amount and timing of appropriations for spending on infrastructure projects.

Form 10-K ♦ Page 18

Part I ♦ Item 1A – Risk Factors

Our businesses could be impacted by rising or sustained high interest rates.

Our operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Therefore, our business in these industries may experience declines from sustained high or rising interest rates and cost increases.

Notably, demand in the residential construction market in which we sell our aggregates products is affected by interest rates. While the Federal Reserve lowered interest rates several times during 2024, they remain above historical levels. Sustained high interest rates may affect our business in an adverse manner. The residential construction market accounted for 23% of our 2024 aggregates shipments.

Rising interest rates could also result in disruptions in the credit markets, which could affect our business, as described in greater detail under "Disruptions in the credit markets could affect our business" risk factor.

Increases in our effective income tax rate may harm our results of operations.

A number of factors may increase our future effective income tax rate, including:

•
governmental authorities increasing tax rates or eliminating deductions, particularly the depletion deduction;
•
the mix of earnings from depletable versus non-depletable businesses;
•
the jurisdictions in which earnings are taxed;
•
the resolution of issues arising from tax audits with various tax authorities;
•
changes in the valuation of our deferred tax assets and liabilities;
•
adjustments to estimated taxes upon finalization of various tax returns;
•
changes in the availability of tax credits;
•
changes in stock-based compensation;
•
the write-off of nondeductible goodwill resulting from divestitures;
•
other changes in tax laws; and
•
the interpretation of tax laws and/or administrative practices.

Any significant increase in our future effective income tax rate could reduce our net earnings and free cash flow for future periods.

Investor and stakeholder focus on climate change and sustainability matters and any related reporting obligations may impact our businesses.

Investors, other stakeholders, and U.S. and international regulators are often focused on climate change and sustainability matters. For example, new and proposed laws, regulations and investor and proxy advisory guidelines relating to and requiring disclosure of such matters, including those relating to sustainability, emissions, supply chain, and human capital management, are under consideration or being adopted, or may be proposed in the future. These requirements have resulted in and may continue to result in our need to make additional investments and implement new practices and reporting processes, all entailing management attention and additional compliance risk. Any failure or perceived failure to achieve or accurately report on our current or future sustainability-related commitments, including our GHG reduction and net zero ambition and targets, and any differences between our commitments and those of any companies to which we are compared, could harm our reputation, adversely affect our ability to effectively compete (including as a result of disclosure of proprietary information regarding our plants or changes in our ability to raise capital), adversely affect our recruitment and retention efforts or expose us to potential legal liability. In addition, while we are committed to pursuing our sustainability objectives, there is no assurance that we will achieve any of our sustainability goals or commitments, that low- or non-carbon-based energy sources and technologies required to meet long-term emissions reductions in some of the sectors in which we operate will be available at scale in the United States on an economically feasible basis or that we or our suppliers can meet sustainability, emissions reductions and other standards that are required by current or future laws or established as investment criteria, voting guidelines or activism triggers by our investors and other stakeholders. Failure to meet these commitments could result in reputational harm to our Company and changes regarding climate risk management and practices may result in higher regulatory and compliance risks and costs.

Form 10-K ♦ Page 19

Part I ♦ Item 1A – Risk Factors

Our businesses could be adversely affected by outbreak of disease, epidemic or pandemic, or similar public health threat, or fear of such an event and its related economic and societal response.

Our businesses could be negatively impacted by the widespread outbreak of an illness or other communicable disease, or any other public health crisis that results in economic and trade disruptions. Public health threats can negatively impact economic activity, consumer confidence and discretionary spending, and overall market conditions and these conditions could have an impact on our Company to the extent that they occur in regions where our Building Materials business principally operates. Further, outbreaks of illnesses could negatively affect the health of our employees, employee productivity, customer purchasing patterns and fulfillment of purchase orders, availability of supplies, pricing for raw materials and the ability to transport materials via the Company’s distribution network. We actively monitor public health situations as part of our health and safety measures to comply with federal, state and local mandates and to protect the health and safety of our employees. We may take further actions that alter our business operations, including any that may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors, communities and other stakeholders as we adapt to public health events from time to time.

Personnel Risks

Labor disputes could disrupt operations of our businesses.

Labor unions represented 14% of the hourly employees of our Building Materials business and all of the hourly employees of our Magnesia Specialties business as of December 31, 2024. Our collective bargaining agreements for employees of our Magnesia Specialties business at the Woodville, Ohio, lime plant and the Manistee, Michigan magnesia chemicals plant expire in June 2026 and August 2027, respectively.

Disputes with our trade unions, or the inability to renew our labor agreements, could lead to work stoppages or other actions that could disrupt our businesses, raise costs and reduce revenues and earnings from the affected locations.

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

Financial, Accounting and Cost Management Risk Factors

Our business is capital intensive.

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

While we believe our estimates and assumptions are appropriate, we could be wrong. Accordingly, our financial results could be different, either higher or lower. We urge you to read Critical Accounting Policies and Estimates included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Form 10-K.

The adoption of new accounting standards may affect our financial results.

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are periodically changed. New or revised accounting standards could, either positively or negatively, affect results reported for periods after adoption of the standards as compared with the prior periods, or require retrospective application changing results reported for prior periods. We urge you to read about our accounting policies and new accounting pronouncements in Note A: Accounting Policies of our consolidated financial statements included under Item 8, Financial Statements and Supplementary Data of this Form 10-K.

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

Goodwill and other certain acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value of a reporting unit exceeds its fair value, the reporting unit's goodwill is considered impaired and a non-cash charge to earnings is recorded for the difference. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Future events may occur that would adversely affect the fair value of our goodwill or other acquired intangible assets and require impairment charges. Such events may include,

Form 10-K ♦ Page 21

Part I ♦ Item 1A – Risk Factors

but are not limited to, lower-than-forecasted revenues or profitability, construction growth rates that fall below our assumptions, actions of key customers, increases in interest rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending and a decline in the trading price of our common stock. We continue to evaluate the impact of economic and other developments to assess whether impairment indicators are present. Accordingly, we may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.

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

A recessionary construction economy can also increase the likelihood we will not be able to collect all our accounts receivable from our customers. While we are protected in part by payment bonds posted by many of our customers or end-users, as well as statutory lien rights, we have experienced delays in payment from some of our customers during downturns especially in the construction markets and expect that we would experience such delays in the future, which would negatively affect operating cash flows.

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

We may be required to obtain financing in order to fund certain strategic acquisitions, if they arise, or to refinance our outstanding debt or for other corporate purposes. It is possible a large strategic acquisition would require that we issue new equity and debt securities in order to maintain our investment-grade credit rating and could result in a ratings downgrade notwithstanding our issuance of equity securities to fund the transaction. We are also exposed to risks from tightening credit markets, through the interest payable on any variable-rate debt, including the interest cost on future borrowings under our credit facilities. While we believe our credit ratings will remain at a composite investment-grade level, we cannot be assured these ratings will remain at those levels. Also, while we believe the Company will continue to have adequate credit available to meet its needs, there can be no assurance that such credit will be available on acceptable terms or on a timely basis.

Our Magnesia Specialties business faces currency risks from its overseas activities.

Our Magnesia Specialties business sells some of its products outside the United States. Therefore, the operations of the Magnesia Specialties business are affected from time to time by the fluctuating values of the currency exchange rates of the countries in which it does business in relation to the value of the U.S. Dollar. The business tries to mitigate the short-term effects of currency exchange rates by denominating sales in the U.S. Dollar. This still leaves the business subject to certain risks, depending on the strength of the U.S. Dollar.

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, is out of service as a result of planned or unplanned maintenance, failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions or violent weather conditions. We have scheduled outages that can range from one to several weeks at least once a year to refurbish our cement and dolomitic lime production facilities. In 2024, our cement and Magnesia Specialties operations incurred shutdown costs of $22 million and $9 million, respectively. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

Form 10-K ♦ Page 22

Part I ♦ Item 1A – Risk Factors

Our paving operations present additional risks to our business.

Our paving operations face challenges when our contracts have penalties for late completion. In some instances, including many of our fixed-price contracts, we guarantee project completion by a certain date. If we subsequently fail to complete the project as scheduled, we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. Under these circumstances, the total project cost could exceed our original estimate, and we could experience a lower profit or a loss on the project. In our paving operations, we also have fixed-price and fixed-unit-price contracts where our profits can be adversely affected by a number of factors beyond our control, which can cause our actual costs to materially exceed the costs estimated at the time of our original bid. These same issues and risks can also impact some of our contracts in our asphalt and ready mixed concrete operations. These risks are somewhat mitigated by the fact that a majority of our road paving contracts are for short-term projects.

Our ready mixed concrete and asphalt and paving product lines have lower profit margins and operating results can be more volatile.

Our ready mixed concrete and asphalt and paving operations typically generate lower profit margins than our aggregates and cement operations due to potentially volatile input costs, highly competitive market dynamics and lower barriers to entry. To reduce our exposure to fluctuations in raw materials costs, we divested 20 ready mixed concrete plants serving the Austin and San Antonio, Texas regions in February 2024.

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

Cement production requires large amounts of energy, including electricity and fossil fuels. Therefore, the cost of energy is one of our largest expenses. Prices for energy are subject to market forces largely beyond our control and can be volatile. Cost increases that we are unable to pass through to the customer in the form of price increases for our products or disruption of the uninterrupted supply of fuel and electricity could adversely affect us. Accordingly, energy cost volatility can adversely affect the financial results of our cement business. The Midlothian cement operation has fixed-price agreements for a portion of its anticipated 2025 coal, electricity and natural gas needs.

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

Our Magnesia Specialties business has fixed-price agreements for 43% of its anticipated 2025 coal, petroleum coke and natural gas needs.

Cement is sensitive to supply and price volatility.

Cement competition is often based primarily on price, which is highly sensitive to changes in supply and demand. Prices fluctuate significantly in response to relatively minor changes in supply and demand, general economic conditions and other market conditions, which we cannot control. When cement producers increase production capacity or more cement is imported into the market, an oversupply of cement in the market may occur if supply exceeds demand. In that case, cement prices generally decline. We cannot be assured that prices for our cement products will not decline in the future or that such decline will not have a material adverse effect on our cement product line.

Form 10-K ♦ Page 23

Part I ♦ Item 1A – Risk Factors

Our Magnesia Specialties business depends in part on the steel industry and the supply of reasonably priced fuels.

Our Magnesia Specialties business sells some of its products to companies in the steel industry. Accordingly, this business is dependent, in part, on the strength of the cyclical steel industry. Our Magnesia Specialties business also requires significant amounts of natural gas, coal and petroleum coke, and financial results are negatively affected by increases in fuel prices or shortages.

Cyber and Information Security Risk Factors

We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks.

We rely on information technology systems and networks, some of which are managed by third-party vendors, including cloud-based systems and managed service providers, to operate our business and to securely process, store and transmit confidential, sensitive and proprietary information relating to our business operations including sensitive information about our customers and employees. Cyber threats are rapidly evolving as threat actors have become increasingly sophisticated and carry out direct large-scale, complex attacks against a company and are reportedly using artificial intelligence to increase the virulence of attacks. In addition, we have relied on our information technology infrastructure to support remote work from time to time and may need to do so in the future, which can increase cyber risks. We are not able to anticipate or prevent all such attacks and could be held liable for any resulting material security breach or data loss. In addition, it is not always possible to deter or detect misconduct by employees or third-party vendors.

While we have experienced attacks to breach the security of our information technology systems, we are not aware that we have experienced a material cybersecurity incident during the 2024 fiscal year. Breaches of our technology systems, or those of our vendors and customers, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” or "quishing" attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in our Company’s or such vendors’ and customers’ websites, applications, data processing and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by our Company (including information about our business, employees or customers), as well as sensitive personally identifiable information, the disclosure of which could lead to identity theft and liability under data privacy laws. Breaches of our products that rely on technology and internet connectivity can expose our Company to product and other liability risk and reputational harm. Measures that we take to avoid, detect, mitigate or recover from material incidents may be insufficient, circumvented, or may become ineffective.

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

We have agreements with shipping companies to provide ships to transport our aggregates products from our Bahamas and Nova Scotia operations to various coastal ports that expire in 2026 and 2027, respectively. Our inability to renew these agreements or enter into new ones with other shipping companies could affect our ability to transport our products.

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
•
the requirement that our shareholders may remove directors only for cause;
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

Form 10-K ♦ Page 25

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

As a foundation of this approach, the Company has implemented a layered governance framework designed to assess, identify and manage cybersecurity risks. Martin Marietta’s cybersecurity policies encompass incident response procedures and information security. To develop these policies and procedures, the Company monitors privacy and cybersecurity laws, regulations and guidance applicable thereto, as well as proposed privacy and cybersecurity laws, regulations, guidance and emerging risks. The Company partners with leading cybersecurity firms and organizations, utilizing third-party technology and expertise, to monitor and evaluate the performance and effectiveness of its cybersecurity controls and defenses and to supplement the expertise that the Company’s security managers possess. Furthermore, the Company conducts assessments of information technology and cybersecurity third-party providers during the initial review process and periodically thereafter.

As described in Item 1A, Risk Factors of this Form 10-K, the Company faces risks from cybersecurity threats that could have material adverse effect on its business including its business strategy, results of operations or financial condition. While the Company has experienced attacks on the security of its information technology systems to date, management is not aware that the Company has experienced a material cybersecurity incident during the 2024 fiscal year.

Governance

As part of its overall risk management approach, the Company prioritizes the identification and management of cybersecurity risk at several levels, including Board oversight, day-to-day executive risk management and employee training. The Audit Committee, comprised of independent directors from the Board, oversees the Board’s responsibilities relating to the operational (including information technology risks, business continuity and data security) risk affairs of the Company. The Audit Committee is informed of such risks through quarterly reports from the Senior Vice President, Chief Information Officer (CIO), who oversees the implementation and compliance of information security standards and mitigation of cybersecurity related risks, assesses and manages the cyber risk management program, determines when third-party cybersecurity experts should be consulted, informs senior management regarding the prevention, detection, mitigation and remediation of cybersecurity incidents with the support of the cybersecurity incident management team and supervises such efforts. The Company’s cybersecurity incident management team has decades of experience selecting, deploying and operating cybersecurity technologies, initiatives and processes as well as managing enterprise risk. The Incident Response Leadership Committee, which includes senior executives across the Company, is alerted as appropriate to cybersecurity incidents, and the CIO is responsible for communicating to the Audit Committee regarding the activities of the Incident Response Leadership Committee, as appropriate. The CIO has over 20 years of experience in information technology and business operations. He holds a Master of Business Administration and a Bachelor of Engineering as well as various business and strategic leadership certificates. The Company's Vice President (VP), Infrastructure and Security, who reports directly to the CIO, is responsible for day-to-day assessment and management of cybersecurity risk and the Company’s cybersecurity incident management team and acts as a chief information security officer. The VP, Infrastructure and Security has 38 years of information technology experience including 22 years of experience in information security. Additionally, he holds various information technology certificates, including Certified Information Systems Security Professional and Certified Information Security Manager certificates.

The Company holds annual employee trainings on cybersecurity, conducts phishing tests and generally seeks to promote awareness of cybersecurity risk through communication and education of its employees.

Form 10-K ♦ Page 26

Part I ♦ Item 2 – Properties

ITEM 2 – PROPERTIES

Building Materials Business

As of December 31, 2024, the Company processed or shipped aggregates from 389 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. No individual quarry or mine is material to the Company’s business or financial condition. The Company’s aggregates reserves, on average, represent more than 85 years at the 2024 annual production level. However, certain locations may be subject to more limited reserves and may not be able to expand. As of December 31, 2024, the Company operated 78 aggregates distribution yards. In total, aggregates locations (quarries, mines and distribution yards) include 191 located on land owned by the Company free of major encumbrances, 121 on leased land, 64 on land owned in part and leased in part and 13 on facilities neither owned nor leased where raw materials are removed under an agreement. In addition, as of December 31, 2024, the Company processed and shipped ready mixed concrete and asphalt products from 110 properties in five states, of which 84 are located on land owned by the Company free of major encumbrances, 22 are on leased land and 4 are on land owned in part and leased in part.

An overview of the Company’s quarrying and mining operations is included in Business—Building Materials Business and Business—Environmental and Governmental Regulations included in Item 1, Business of this Form 10-K, which is incorporated herein by reference. The following map presents the locations of these quarries and underground mines as of December 31, 2024:

Mineral reserves and mineral resources for the Company’s aggregates and cement businesses have been prepared in accordance with the disclosure requirements of subpart 1300 of U.S. Securities and Exchange Commission Regulation S-K. Mineral resources represent concentrations or occurrences of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a

Form 10-K ♦ Page 27

Part I ♦ Item 2 – Properties

reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. A measured mineral resource is that part of the mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling in sufficient detail to support detailed extraction planning and final evaluation of the economic viability of the deposit to be quarried or mined. An indicated mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling in sufficient detail to support mine planning and evaluation of the economic viability of the deposit of the material to be quarried or mined. Inferred mineral resources are that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling.

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

In determining the amount of reserves, evaluations are completed by or under the supervision of qualified Company personnel using industry best practices and internal controls defined by the Company. Reserve estimates represent net tons after consideration of applicable losses incurred during mining and plant processing. The Company’s policy is to exclude from reserve estimates the portions of a mineral deposit that are not available due to property boundaries, set-backs and plant configurations, as deemed appropriate when estimating reserves. The Company uses the same methods of analysis to evaluate and estimate the amount of its mineral reserves used in the cement manufacturing process for its cement operations as it does for its aggregates operations. For additional information on the Company’s assessment of reserves, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Information - Critical Accounting Policies and Estimates - Property, Plant and Equipment included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. While the mineral reserve and resource classification categories (proven and probable) identify relative confidence of reserve estimates, there is inherent risk associated with such estimates. The Company bases estimates on the information known at the time of determination and regularly reevaluates reserves whenever new information indicates a material change in reserves at one of the Company’s sites.

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

Set forth in the tables below are the Company’s estimates as of December 31, 2024 of proven and probable mineral reserves of aggregates (crushed stone and sand and gravel) and measured, indicated and inferred mineral resources of aggregates (exclusive of proven and probable reserves), shown on a geographic division basis. The East Division includes Alabama, Florida, Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, Canada and The Bahamas. The Central Division includes Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Nebraska, Ohio, Tennessee and West Virginia. The Southwest Division includes Arkansas, Louisiana, Oklahoma and Texas. The West Division includes Arizona, California, Colorado, Utah, Washington and Wyoming. The reserve estimates shown were determined to be economically mineable using a reasonable and justifiable price for salable product based on the average selling price for the year ended December 31, 2023

Form 10-K ♦ Page 28

Part I ♦ Item 2 – Properties

with respect to each division for each product category of aggregates resources. The Company’s estimate of resources and reserves of aggregates shown in the tables below includes resources and reserves that would be devoted for use in the Company’s cement product line and Magnesia Specialties business.

Summary Mineral Resources At End of Fiscal Year Ended December 31, 2024[1,2]
	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities
Crushed Stone
East Division	144,299	Crushed Stone	442,984	Crushed Stone	587,283	Crushed Stone	695,850	Crushed Stone
Central Division	—	Crushed Stone	22,730	Crushed Stone	22,730	Crushed Stone	—	Crushed Stone
Southwest Division	—	Crushed Stone	—	Crushed Stone	—	Crushed Stone	—	Crushed Stone
West Division	61,320	Crushed Stone	7,572	Crushed Stone	68,892	Crushed Stone	—	Crushed Stone
Total crushed stone	205,619		473,286		678,905		695,850
Sand & Gravel
East Division	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel	11,270	Sand & Gravel
Central Division	1,102	Sand & Gravel	35,390	Sand & Gravel	36,492	Sand & Gravel	—	Sand & Gravel
Southwest Division	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel
West Division	68,839	Sand & Gravel	125,091	Sand & Gravel	193,930	Sand & Gravel	—	Sand & Gravel
Total sand & gravel	69,941		160,481		230,422		11,270

Summary Mineral Reserves At End of Fiscal Year Ended December 31, 2024 [1,2]
	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities
Crushed Stone
East Division	4,510,536	Crushed Stone	4,181,925	Crushed Stone	8,692,461	Crushed Stone
Central Division	1,546,300	Crushed Stone	1,219,615	Crushed Stone	2,765,915	Crushed Stone
Southwest Division	1,999,687	Crushed Stone	1,506,529	Crushed Stone	3,506,216	Crushed Stone
West Division	413,766	Crushed Stone	526,325	Crushed Stone	940,091	Crushed Stone
Total crushed stone	8,470,289		7,434,394		15,904,683
Sand & Gravel
East Division	87,809	Sand & Gravel	98,374	Sand & Gravel	186,183	Sand & Gravel
Central Division	211,857	Sand & Gravel	94,472	Sand & Gravel	306,329	Sand & Gravel
Southwest Division	52,373	Sand & Gravel	146,416	Sand & Gravel	198,789	Sand & Gravel
West Division	227,561	Sand & Gravel	16,522	Sand & Gravel	244,083	Sand & Gravel
Total sand & gravel	579,600		355,784		935,384

1.
The tons presented were determined to be economically mineable using the 2023 average selling price per ton for that product category in that geographic division. There is a range of selling prices for each product category and each geography that depend on the type of product, whether it is washed or not, and its end use. The average selling price per ton used for crushed stone for the East Division, Central Division, Southwest Division and West Division was $19.93, $18.46, $14.35 and $16.31, respectively. The average selling price per ton used for sand and gravel for the East Division, Central Division, Southwest Division and West Division was $11.92, $13.27, $17.30 and $18.80, respectively. These prices exclude any portion of revenues allocated to freight, including internal freight to ship products from a producing quarry to a distribution terminal and third-party freight to deliver product to a customer.
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

The following presents the Company’s total annual production for the last three years shown on a product line-by-product line basis.

	Total Annual Production (tons in millions) For year ended December 31
	2024	2023	2022
Aggregates	190.8	208.5	214.5
Cement limestone	3.3	6.1	6.6
Magnesia Specialties limestone	3.1	3.5	2.9
Total	197.2	218.1	224.0

Form 10-K ♦ Page 29

Part I ♦ Item 2 – Properties

Cement

As of December 31, 2024, the Company processed or shipped cement from three properties, all of which are located on land owned by the Company free of major encumbrances, in Midlothian, Texas, south of Dallas/Fort Worth. The following table summarizes certain information about the Company’s cement production facility, at December 31, 2024:

Plant	Rated Annual Productive Capacity-Tons of Clinker (in millions)	Manufacturing Process	Service Date	Internally Estimated Reserves—Years
Midlothian, TX	2.4	Dry	2001	60

Reserves identified with the facility shown above are contained on approximately 1,400 acres of land owned by the Company. As of December 31, 2024, the Company estimated its total proven and probable limestone reserves on such land to be approximately 215 million tons, which are included in the Summary Mineral Reserves table.

The Company’s cement manufacturing facility includes kilns, crushers, pre-heaters/calciners, coolers, finish mills and other equipment used to process limestone and other raw materials into cement, as well as equipment used to extract and transport the limestone from the adjacent quarries. This cement manufacturing facility is served by rail and truck.

As of December 31, 2024, the Company also operated, directly or through third parties, 2 cement distribution terminals.

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

During 2024, the principal properties of the aggregates operations were believed to be utilized at average productive capacities of approximately 71% and were capable of supporting a higher level of market demand. The Company adjusts its production schedules to meet volume demand for its products.

During 2024, the Midlothian, Texas cement kiln operated on average at 72% utilization. The cement business’ leadership, in collaboration with the aggregates and ready mixed concrete teams, has developed strategic plans regarding inter-plant efficiencies, as well as tactical plans addressing plant utilization and efficiency.

The Company’s Magnesia Specialties business expects future organic profit growth to result from increased pricing, commercialization of new products, entry into new or adjacent markets and optimization of overall product mix. Any unplanned change in costs or customers introduces volatility to the earnings of the Magnesia Specialties segment. The dolomitic lime business of the Magnesia Specialties segment operated at 73% utilization in 2024.

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

The Company was not required to pay any penalties in 2024 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

See also Note N: Commitments and Contingencies of the Notes to Financial Statements of the Company’s consolidated financial statements included under Item 8, Financial Statements and Supplemental Data of this Form 10-K and the Environmental Regulation and Litigation section included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

ITEM 4 – MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Form 10-K.

Information about our Executive Officers

The following sets forth certain information regarding the executive officers of Martin Marietta as of February 21, 2025:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years
C. Howard Nye	62	Chair of the Board,	2014
		Chief Executive Officer,	2010
		President,	2006
		President of Aggregates Business,	2010
		Chair of Magnesia Specialties Business	2007
James A. J. Nickolas	54	Executive Vice President, Chief Financial Officer	2023	Senior Vice President, Chief Financial Officer (2017-2023)
Roselyn R. Bar	66	Executive Vice President	2015	General Counsel (2001-2024); Corporate Secretary (1997-2024)
Donald A. McCunniff	67	Executive Vice President, Chief Human Resources Officer	2024
Oliver W. Brooks	39	Senior Vice President, Enterprise Excellence	2022	Vice President, Strategic Planning for Southwest Division (2020-2022); General Manager, North Texas/Oklahoma District (2018-2020)
Robert J. Cardin	61	Senior Vice President, Controller and Chief Accounting Officer	2019
Bradley D. Kohn	56	Senior Vice President, General Counsel and Corporate Secretary	2024	Senior Vice President, General Counsel, Head of Government Affairs and Corporate Secretary, Wolfspeed Inc. (2013-2024)
Michael J. Petro	41	Senior Vice President, Strategy & Development	2021	Vice President, Strategy and Development (2018-2021)

Form 10-K ♦ Page 31

Part II ♦ Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s common stock, $0.01 par value, is traded on the New York Stock Exchange (NYSE) (Symbol: MLM). There were 652 holders of record of the Company’s common stock as of February 17, 2025.

Common Stock Performance Graph

The following graph and accompanying table compare the five-year cumulative total return from December 31, 2019 to December 31, 2024 for (a) the Company’s common stock, (b) the Standard & Poor’s 500 Index, and (c) the Standard & Poor’s 500 Materials Index.

Form 10-K ♦ Page 32

Part II ♦ Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2024 — October 31, 2024	—	$—	—	11,935,338
November 1, 2024 — November 30, 2024	—	$—	—	11,935,338
December 1, 2024 — December 31, 2024	—	$—	—	11,935,338
Total	—	$—	—	11,935,338
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

Form 10-K ♦ Page 33

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY OVERVIEW

OPERATIONS PROFILE

As of December 31, 2024

~390 Aggregates Quarries, Mines & Yards

1 Cement Plant

72 Ready Mixed Concrete Plants

38 Asphalt Plants

12
Mg

2 Magnesia Specialties Facilities

Source: Company data

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company, with 2024 revenues of $6.5 billion and 2024 net earnings from continuing operations attributable to Martin Marietta of $2.0 billion, inclusive of a $976 million after-tax nonrecurring gain on the divestiture of the Company's South Texas cement plant and related ready mixed concrete operations (the Divestiture). These results were achieved in part by supplying aggregates (crushed stone, sand and gravel) through its network of approximately 390 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products, namely ready mixed concrete, asphalt and paving services, in certain markets where the Company has a leading aggregates position. Specifically, the Company has one cement plant and two cement distribution facilities in Texas, ready mixed concrete operations in Arizona and Texas, and asphalt operations in Arizona, California, Colorado and Minnesota. Paving services are offered in California and Colorado.

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

Form 10-K ♦ Page 34

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

As more fully discussed in the Strategic Objectives section, geography is critically important for the Building Materials business. The Company conducts its Building Materials business through two reportable segments, organized by geography: East Group and West Group. The East Group, consisting of the East and Central divisions, provides aggregates and asphalt products. The West Group is comprised of the Southwest and West divisions and provides aggregates, cement, ready mixed concrete, asphalt and paving services.

The following ten states accounted for 81% of the Building Materials business 2024 revenues: Texas, North Carolina, Colorado, California, Georgia, Florida, Minnesota, Arizona, South Carolina and Iowa.

2024 TOTAL REVENUES BY DESTINATION

BUILDING MATERIALS BUSINESS

WA <1%
MN
4%
WY <1%
IA 3%
NE 2%
UT <1%
CO 9%
KS <1%
MO 1%
IN
3%
OH
1%
PA <1%
WV
<1%
DE <1%
MD 2%
VA 1%
KY <1%
CA 7%
OK 2%
TN 2%
NC 10%
AR
<1%
SC
4%
AZ 4%
MS
<1%
AL
1%
GA
6%
LA
<1%
TX 30%
FL
4%
Nova Scotia
<1%
Bahamas
<1%
Production and Sales
Sales

Source: Company data

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

Strategic Objectives

The Company’s strategic planning process, or Strategic Operating Analysis and Review (SOAR), provides the framework for execution of Martin Marietta’s long-term strategic plan. Guided by this framework and considering the cyclicality of the Building Materials business, the Company determines capital allocation priorities to maximize long-term shareholder value creation. The Company’s strategy includes ongoing evaluation of aggregates-led opportunities of scale in new domestic markets (i.e., platform acquisitions) and expansion through acquisitions that complement existing operations (i.e., bolt-on acquisitions). The Company finances such opportunities with the goal of preserving its financial flexibility by having a leverage ratio (consolidated net debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization, earnings/loss from nonconsolidated equity affiliates and certain other adjustments as specified in the Results of Operations section, or Adjusted EBITDA) within a range of 2.0 times to 2.5 times within a reasonable period of time (typically within 18 months) following the completion of a debt-financed transaction. SOAR also includes the identification and potential disposition of assets that are not consistent with stated strategic goals. Notably, the Company completed nearly $6.0 billion worth of portfolio-optimizing transactions in 2024, divesting non-strategic cement and related ready mixed concrete businesses and redeploying the net proceeds into aggregates-led acquisitions in attractive markets (see Note B to the consolidated financial statements).

The Company, by purposeful design, will continue to be an aggregates-led business that focuses on markets with strong, underlying growth fundamentals where it can sustain or achieve a leading market position. Aggregates gross profit represented 76% of 2024 total reportable segment gross profit. For Martin Marietta, strategic cement and targeted downstream operations are located where the Company has, or envisions, among other things, a clear path toward a leading aggregates position. Additionally, strategic cement operations are geared toward markets in which supply cannot be meaningfully interdicted by waterborne product deliveries.

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

Population growth and density are typically assessed based on a site’s proximity to one of the megaregions in the United States. Megaregions are large networks of metropolitan population centers covering thousands of square miles. According to America 2050, a planning and policy program of the Regional Plan Association, most of the nation’s population and economic growth through 2050 will occur in 11 megaregions. The Company has a meaningful presence in ten megaregions. As evidence of the successful execution of SOAR, the Company’s leading positions in the Texas Triangle, Colorado’s Front Range, northern and southern California and Arizona’s Sun Corridor megaregions and its growth platform in the southern portion of the Northeast megaregion are the results of acquisitions since 2011. The Company's enhanced positions in the Piedmont Atlantic megaregion and Florida megaregion were expanded with the Blue Water Industries LLC (BWI Southeast) acquisition completed during 2024. The Company has a legacy presence in the southeastern portion of the Great Lakes megaregion, encompassing operations in Indiana and Ohio, as well as the Gulf Coast megaregion in Texas.

MEGAREGIONS AND BUILDING MATERIALS BUSINESS LOCATIONS

As of December 31, 2024

Cascadia
Northern California
Southern California
Arizona Sun Corridor
Front Range
Texas Triangle
Gulf Coast
Great Lakes
Northeast
Piedmont Atlantic
Florida
Martin Marietta Locations

Source: America 2050

The Company focuses its geographic footprint along significant transportation and commerce corridors, particularly in key Sunbelt metropolitan statistical areas (MSAs) across the Southeast and Southwest. The retail sector (both e-commerce as well as brick and mortar) values transportation corridors, as logistics and distribution are critical considerations for construction supporting that industry. In addition, technology companies view these areas as attractive locations for data centers.

The Company considers a state’s financial health rating, as issued by S&P Global Ratings, in determining the opportunities and attractiveness of areas for both expansion and/or development. The Company’s top ten revenue-generating states have been evaluated and scored a financial health rating of AA- or higher, where AAA is the highest score. The Company also reviews the state’s ability to secure additional infrastructure funding and financing.

Form 10-K ♦ Page 37

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

In line with the Company’s strategic objectives, management’s overall focus includes:

•
Upholding the Company’s commitment to its Mission, Vision and Values
•
Building and maintaining the world's safest, best-performing and most-durable aggregates-led public company
•
Navigating effectively through construction cycles to balance investment decisions against expected product demand
•
Tracking shifts in population dynamics, as well as local, state and national economic conditions, to ensure changing trends are reflected in the execution of the strategic plan
•
Integrating acquired businesses efficiently to maximize the return on the investment
•
Allocating capital in a prudent manner consistent with the following long-standing priorities while maintaining financial flexibility:
─
Acquisitions
─
Organic capital investment
─
Return of cash to shareholders through both meaningful and sustainable dividends as well as share repurchases

Safety Performance

The Company’s safety culture and performance sets the foundation for its long-term strategic plan and its financial and operational strength. For 2024, the Company achieved a record company-wide Lost-Time Incident Rate (LTIR) of 0.129, the eighth consecutive year of world-class or better LTIR thresholds, and a company-wide Total Injury Incident Rate (TIIR) of 0.650, the fourth consecutive year of world-class or better TIIR thresholds.

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

The heavy-side construction business, inclusive of much of the Company’s operations, is conducted outdoors. Therefore, erratic weather patterns, precipitation and other weather-related conditions, including flooding, hurricanes, extreme hot and cold temperatures, earthquakes, droughts and wildfires, can significantly affect production schedules, shipments, costs, efficiencies and profitability. Generally, the financial results for the first and fourth quarters are influenced by the impacts of winter weather, while the second and third quarters can be subject to the impacts of heavy precipitation and excessive heat. The impacts of erratic weather patterns are more fully discussed in the Building Materials Business’ Key Considerations section.

Product Lines

Aggregates are an engineered, granular material consisting of crushed stone, sand and gravel, manufactured to specific sizes, grades and chemistry for use primarily in construction applications. The Company’s operations consist mostly of open pit quarries; however, the Company is also the largest operator of underground aggregates mines in the United States, with 14 active underground mines located in the East Group. The Company’s aggregates reserves average more than 85 years at the 2024 annual production level.

Cement is the basic agent used to bind coarse aggregates, sand and water in the production of ready mixed concrete. Calcium carbonate in the form of limestone is the principal raw material used in the production of cement. The Company has a cement production facility in Midlothian, Texas, south of Dallas/Fort Worth, and operates two related distribution terminals. This production facility produces Portland limestone and specialty cements, with an annual clinker (an intermediary product of cement production) capacity at December 31, 2024 of approximately 2.4 million tons. The facility operated at approximately 72% utilization for clinker production in 2024. The Company completed a finishing capacity expansion project at the Midlothian plant in August 2024, which will provide 0.45 million tons of incremental annual cement production capacity. Further, the Company has converted its Midlothian plant to manufacture a less carbon-intensive Portland limestone cement, known as Type 1L, which has been approved by the Texas Department of Transportation and allows the production of more cement with less clinker.

Form 10-K ♦ Page 38

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ready mixed concrete is measured in cubic yards and specifically batched or produced for customers’ construction projects and then typically transported by mixer trucks and poured at the project site of a customer of the Company. The coarse aggregates used for ready mixed concrete are a washed material with limited amounts of fines (i.e., dirt and clay). The Company operates ready mixed concrete plants in Arizona and Texas.

Asphalt is typically used in surfacing roads and parking lots and consists of liquid asphalt, or bitumen (the binding medium), and aggregates. Similar to ready mixed concrete, each asphalt batch is produced to customer specifications. The Company’s asphalt operations are in Arizona, California, Colorado and Minnesota and related paving services are offered in California and Colorado.

Market dynamics for the downstream ready mixed concrete and asphalt product lines include a highly competitive environment and lower barriers to entry compared with the Company’s upstream product lines of aggregates and cement.

End-Use Trends

The principal end-use markets of the Building Materials business are public infrastructure (i.e., highways; streets; roads; bridges; and schools); nonresidential construction (i.e., manufacturing and distribution facilities; data centers; industrial complexes; office buildings; large retailers and wholesalers; healthcare; hospitality; and energy-related activity); and residential construction (i.e., subdivision development; and single- and multi-family housing). Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast, collectively comprising the ChemRock/Rail market.

Public infrastructure projects can require several years to complete, while residential and nonresidential construction projects are usually completed within one year. Generally, customer purchase orders do not contain firm quantity commitments, regardless of end-use market.

Infrastructure

The public infrastructure market accounted for 37% of the Company’s aggregates shipments in 2024. The Company’s shipments to this end-use market are in line with the most recent five-year average of 36% and the most recent ten-year average of 37%.

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

State and local initiatives that support infrastructure funding, including gas tax increases, new funding mechanisms and other ballot initiatives, are increasing in size and number as these governments recognize the need for their expanded role in public infrastructure investment. In November 2024, 77% of all infrastructure funding measures up for vote were approved. These approved infrastructure initiatives are estimated to generate $41 billion in one-time and recurring revenues, with initiatives in Texas, the Company’s largest revenue-generating state, accounting for $5 billion of this total.

Nonresidential

The nonresidential construction market accounted for 35% of the Company’s aggregates shipments in 2024. Large industrial projects of scale led by energy and domestic manufacturing continue to lead the segment, accounting for the majority of total nonresidential shipments. The Company expects enhanced federal investments will further support and accelerate growth trends in this end use, with a renewed focus on data centers for artificial intelligence infrastructure. While light nonresidential demand remained resilient through 2024, despite higher interest rates, high office vacancy rates and tighter commercial lending conditions, the Company expects 2025 demand in this segment to moderate, as it generally follows single-family residential development with a lag.

Residential

The residential construction market accounted for 23% of the Company’s aggregates shipments in 2024. This end use typically moves in direct correlation with economic cycles. The Company’s exposure to residential construction is split between aggregates used in the construction of subdivisions (including streets, sidewalks, utilities and storm and sewage drainage), single-family homes and multi-family units. Construction of both subdivisions and single-family homes is nearly three times

Form 10-K ♦ Page 39

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

more aggregates intensive than construction of multi-family units. Therefore, the level of new subdivision starts, as well as new single-family housing permits, is a strong leading indicator of residential volumes. According to the United States Census Bureau, for the year ended December 31, 2024, seasonally-adjusted national single-family housing starts decreased 3% to approximately 1.1 million units compared with 2023 and seasonally-adjusted national single-family housing permits decreased 3% versus 2023. Housing demand far exceeds supply in the Company’s key markets; however, a housing recovery is not expected until mortgage rates decline and/or affordability headwinds recede.

ChemRock/Rail

The remaining 5% of the Company’s 2024 aggregates shipments was to the ChemRock/Rail market, which includes ballast and agricultural limestone. Ballast is an aggregates product used to stabilize railroad track beds. Agricultural lime, a high-calcium carbonate material, is used as a supplement in animal feed, a soil acidity neutralizer and agricultural growth enhancer. Additionally, ChemRock/Rail includes rip rap (used as a stabilizing material to control erosion caused by water runoff at embankments, ocean beaches, inlets, rivers and streams) and high-calcium limestone (used as filler in glass, plastic, paint, rubber, adhesives, grease and paper). Chemical-grade, high-calcium limestone is used as a desulfurization material in utility plants.

Pricing Trends

Materials pricing for construction projects is generally based on terms committing to the availability of specified products of a stated quantity at an agreed-upon price during a definitive period. Because infrastructure projects often span multiple years, announced price changes can have a lag time before taking effect while the Company sells products under existing price agreements. Pricing escalators included in multi-year infrastructure contracts serve to somewhat mitigate this effect. However, during periods of heightened or rapid increases in production costs, multi-year infrastructure contract pricing may provide only nominal pricing growth. Additionally, the Company may implement multiple price increases throughout the year, on a market-by-market basis, where appropriate. Pricing is determined locally and is affected by supply and demand characteristics of the local market. For further information on pricing, see the discussion in the Financial Overview section.

AVERAGE SELLING PRICE PERCENT INCREASE YEAR OVER YEAR
AGGREGATES PRODUCT LINE
10.6%
18.9%
9.9%
2022
2023
2024
Source: Company data

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

Generally, the significant components of cost of revenues for the aggregates product line are (1) labor and benefits; (2) depreciation, depletion and amortization; (3) repairs and maintenance; (4) internal freight; (5) external freight; (6) supplies; (7) energy; and (8) contract services. In 2024, these categories represented 89% of the aggregates product line's total cost of revenues.

Variable costs are expenses that fluctuate with the level of production volume, while fixed costs are expenses that do not vary based on production or sales volume. Production is the key driver in determining the levels of variable costs, as it affects the number of hourly employees and related labor hours. Further, components of energy, supplies and repairs and maintenance costs also increase in connection with higher production volumes. Accordingly, the Company’s operating leverage can be meaningful.

Generally, when the Company invests capital in facilities and equipment, increased capacity and productivity reduce labor and repair costs serving to offset increased fixed depreciation costs. However, the increased productivity and related efficiencies may not be fully realized in a lower-demand environment, resulting in under-absorption of fixed costs.

Wage and benefit inflation as well as other increases in labor costs may be somewhat mitigated by enhanced productivity in an expanding economy. During economic downturns, the Company reviews its operations and, where practical, temporarily idles certain sites. The Company then serves these markets with other open and proximate facilities. In certain markets, management can create production “super crews” that work on a rotating basis at various locations. For example, within a market, a crew may work three days per week at one quarry and the other two workdays at another quarry. This has allowed the Company to responsibly manage headcount in periods of lower product demand.

Typically, diesel fuel represents the single-largest component of energy costs for the Building Materials business. The average cost per gallon was $2.82 and $3.25 in 2024 and 2023, respectively. Changes in energy costs also affect the prices that the Company pays for related supplies, including explosives, conveyor belting and tires. Further, the Company’s contracts for shipping products on its rail and waterborne distribution network typically include provisions for escalations or reductions in the amounts paid by the Company if the price of fuel moves outside a stated range.

Form 10-K ♦ Page 41

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cement production is a capital-intensive operation with high fixed costs requiring plants to operate continuously, except during maintenance shutdowns. Maintenance of kiln and finishing mills typically necessitates a temporary plant shut-down for repairs. The Company adjusts production levels in anticipation of these planned maintenance periods.

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

Building Materials Business’ Key Considerations

Growth markets with limited supply of indigenous stone must be served via a long-haul distribution network

The U.S. Department of the Interior identified possible sources of indigenous rock and documented its limited supply in certain areas of the United States, including the coastal areas from Virginia to Texas. Further, certain interior United States markets may experience limited availability of locally sourced aggregates resulting from increasingly restrictive zoning, permitting and/or environmental laws and regulations. The Company’s long-haul distribution network is used to supplement or, in many cases, wholly supply, the local crushed stone needs of these areas and provides the Company with the flexibility to effectively serve customers primarily in the Southwest and Southeast coastal markets.

The long-haul distribution network can also diversify market risk for locations that engage in long-haul transportation of aggregates products. This is particularly true where a producing quarry both serves a local market and transports products via rail, water and/or truck to be sold in other markets. The risk of a downturn in one market may be somewhat mitigated by other distant markets served by the location.

Product shipments are moved by truck, rail and water through the Company’s long-haul distribution network. The Company’s rail network primarily serves its Texas, Southeast and Gulf Coast markets, while the Company’s Bahamas and Nova Scotia locations transport materials via oceangoing ships. The Company’s strategic focus includes expanding inland and offshore capacity and acquiring distribution yards and port locations to offload transported material. As of December 31, 2024, the Company's distribution network consisted of 78 aggregates yards and 2 cement terminals.

TRANSPORTATION COST PER TON PER MILE

AGGREGATES

27 tons per truck
20 - 32 cents/ton per mile
109 tons per railcar
3 - 15 cents/ton per mile
51,000 tons
per ship
0.4 - 1 cent/ton per mile
27
109
51,000
Tons

Source: Company data

The Company’s rail shipments result in continued reliance on railroad operations, which are impacted by track congestion, crew and locomotive availability, the effects of adverse weather conditions and the ability to negotiate favorable railroad shipping contracts. Further, changes in the operating strategy of rail transportation providers can create operational inefficiencies and increased costs from the Company’s rail network.

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

The Company has agreements providing dedicated shipping capacity from its Bahamas and Nova Scotia operations to its coastal ports that expire in 2026 and 2027, respectively. These contracts of affreightment are take-or-pay contracts with minimum and maximum shipping requirements. The minimum requirements were met in 2024. There can be no assurance that such contracts will be renewed upon expiration or that terms will continue without significant increases.

Public infrastructure, historically the Company’s largest end-use market, is funded through a combination of federal, state and local sources

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

In addition to federal appropriations, each state typically funds its infrastructure investment from specifically allocated amounts collected from various user fees, typically gasoline taxes and vehicle fees. States have assumed a significantly larger role in funding infrastructure investment, including initiating special-purpose taxes and raising state gas taxes. Management believes that financing at the state and local levels, such as bond issuances, toll roads, vehicle miles traveled fees and tax initiatives, will continue to grow and have a fundamental role in advancing infrastructure projects. State infrastructure investment generally leads to increased growth opportunities for the Company. The level of state public-works spending is varied across the nation and dependent upon individual state economies; the degree to which the Company could be affected by a reduction or slowdown in infrastructure spending varies by state. The state economies of the Building Materials business’ ten largest revenue-generating states may disproportionately affect the Company’s financial performance.

Governmental appropriations and expenditures are typically less interest rate-sensitive than private-sector spending. Obligations of federal funds are a leading indicator of highway construction activity in the United States. Before a state or local department of transportation can solicit bids on an eligible construction project, it enters into an agreement with the Federal Highway Administration to obligate the federal government to pay its portion of the project cost. These Federal obligations are subject to annual funding appropriation reviews by Congress.

In addition to highways and bridges, transportation infrastructure includes aviation, mass transit, ports and waterways. Railroad construction continues to benefit from economic growth, which ultimately generates a need for additional maintenance and improvements.

Erratic weather can significantly impact operations

Production and shipment levels for the Building Materials business correlate with general construction activity, most of which occurs outdoors and, as a result, is affected by erratic weather, seasonal changes and other environmental conditions. Typically, due to a general slowdown in heavy construction activity during winter months, the first and fourth quarters experience lower production and shipment activity. As such, temperatures in the months of March and November can meaningfully affect the Company’s first- and fourth-quarter results, respectively, where warm and/or moderate temperatures in March and November allow the construction season to start earlier and end later, respectively. Additionally, extreme heat during summer months can impact construction activities, as outdoor work may be limited to protect the health and safety of construction workers.

Form 10-K ♦ Page 43

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Excessive rainfall jeopardizes production efficiencies, shipments and profitability in all markets served by the Company. In particular, the Company’s operations near the Atlantic Ocean and Gulf Coast regions of the United States and The Bahamas are at risk for hurricane activity from June through November, but most notably in August, September and October. The Company’s California operations are at risk for flooding, wildfire activity and water use restrictions in severe drought conditions.

Capital investment decisions are driven by capital intensity of the Building Materials business and focus on land

The Company’s organic capital program is designed to leverage construction market growth through investment in both permanent and portable facilities at the Company’s operations. Over an economic cycle, the Company typically invests organic capital at an annual level that approximates depreciation expense. At mid-cycle and through cyclical peaks, organic capital investment usually exceeds depreciation expense, as the Company supports current capacity needs and future growth. Conversely, at a cyclical trough, the Company may reduce levels of capital investment. Regardless of cycle, the Company sets a priority of investing capital to ensure safe, environmentally sound and efficient operations, as well as to provide the highest quality of customer service and establish a foundation for future growth.

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

Magnesia Specialties Business

The Magnesia Specialties business manufactures magnesia-based chemicals products for industrial, agricultural and environmental applications at its Manistee, Michigan facility. The chemical products business focuses on higher-margin specialty chemicals that can be produced at volumes that support efficient operations. The Magnesia Specialties business also produces and sells dolomitic lime from its Woodville, Ohio facility. Dolomitic lime products sold to external customers are primarily used by the domestic steel industry, while the remaining lime shipments are used internally as a raw material for the manufacturing of chemical products.

2024 TOTAL REVENUES BY PRODUCT LINE AND INDUSTRY

MAGNESIA SPECIALTIES BUSINESS

59%
Chemical Products
40%
Lime
1%
Stone

56%
Other Industries
44%
Steel Industry

Source: Company data

With 44% of Magnesia Specialties’ 2024 revenues related to products used in the steel industry, a portion of the segment’s revenues and profits is affected by production and inventory trends within the steel industry, which are guided by the rate of consumer consumption, the flow of offshore imports and other economic factors. The dolomitic lime business runs most profitably at 70% or greater steel capacity utilization. Domestic steel production averaged 70% of capacity in 2024 and 74% in 2023.

While revenues of the Magnesia Specialties business were predominantly derived from domestic customers in 2024, financial results can be affected by foreign currency exchange rates, increasing transportation costs or weak economic conditions in

Form 10-K ♦ Page 44

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

foreign markets. To mitigate the short-term effect of currency exchange rates, foreign transactions are denominated in United States dollars.

A significant portion of the Magnesia Specialties business’ costs is of a fixed or semi-fixed nature. The production process requires the use of natural gas, coal and petroleum coke; therefore, fluctuations in their pricing directly affect operating results. To help mitigate this risk, the Company has fixed-price agreements for 43% of its anticipated 2025 energy needs for coal, petroleum coke and natural gas. Given inherently high fixed costs, low capacity utilization can negatively affect the segment’s results of operations. Management expects future organic profit growth to result from increased pricing, commercialization of new products, entry into new markets and optimization of overall product mix.

In 2024, direct production costs represented 81% of the Magnesia Specialties business' total cost of revenues:

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

The Company’s operations are subject to and affected by federal, state and local laws, rules and regulations relating to the environment, health and safety and other regulatory matters. Certain of the Company’s operations may occasionally use substances classified as toxic or hazardous. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s businesses, as it is with other entities engaged in similar businesses.

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

Form 10-K ♦ Page 45

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clean Air Act, originally passed in 1963 and periodically updated by amendments, is the United States’ national air pollution control program that granted the United States Environmental Protection Agency (USEPA) authority to set limits on the level of various air pollutants. To meet National Ambient Air Quality Standards, a defined geographic area must be below established limits for six pollutants. Environmental groups have been successful in proceedings against the federal and certain state departments of transportation, delaying highway construction in municipal areas not in compliance with the Clean Air Act. The USEPA designates geographic areas as nonattainment areas when the level of air pollutants exceeds the national standard. Nonattainment areas receive deadlines to reduce air pollutants by instituting various control strategies or otherwise face fines or control by the USEPA. Included as nonattainment areas are several major metropolitan areas in the Company’s markets, such as Houston/Brazoria/Galveston, Texas; Dallas/Fort Worth, Texas; Bexar County in San Antonio/New Braunfels, Texas; Denver, Colorado; Boulder, Colorado; Fort Collins/Greeley/Loveland, Colorado; Baltimore, Maryland; Los Angeles-San Bernardino Counties, California; Los Angeles – South Coast Basin, California; Phoenix/Mesa, Arizona; San Diego County, California; San Francisco Bay Area, California; San Joaquin Valley, California; and Sacramento County, California. Federal transportation funding has been directly tied to compliance with the Clean Air Act.

Large emitters (facilities that emit 25,000 metric tons or more per year) of greenhouse gases (GHG) must report GHG generation to comply with the USEPA’s Mandatory Greenhouse Gases Reporting Rule (GHG Rule). In 2024, the Company filed annual reports in accordance with the GHG Rule relating to operations at its cement plant in Texas, as well as its Magnesia Specialties facilities in Woodville, Ohio, and Manistee, Michigan, each of which emit certain GHG, including carbon dioxide, methane and nitrous oxide. If Congress passes additional legislation limiting GHG emissions, these operations will likely be subject to such legislation. The Company believes that any increased operating costs or taxes related to GHG emission limitations at its cement or Woodville operations would be passed on to its customers. The Manistee facility may have to absorb extra costs due to the regulation of GHG emissions to maintain competitive pricing in its markets. The Company cannot reasonably predict the amount of those potential increased costs.

The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. In management's and counsel's opinion, based upon currently available facts, the likelihood is remote that the ultimate outcome of any litigation or other proceedings, including those pertaining to environmental matters, relating to the Company and its subsidiaries, will have a material adverse effect on the overall results of the Company’s operations, cash flows or financial position.

FINANCIAL OVERVIEW

Results of Operations

The following discussion and analysis reflect management’s assessment of the financial condition and results of operations (MD&A) of the Company for continuing operations and should be read in conjunction with the audited consolidated financial statements (Item 8, Financial Statements and Supplementary Data). As discussed in more detail, the Company’s operating results are highly dependent upon activity within the construction marketplace, economic cycles within the public and private business sectors, and seasonal and other weather-related conditions. Accordingly, financial results for any year presented, or year-to-year comparisons of reported results, may not be indicative of future operating results. As permitted by the Securities and Exchange Commission (SEC) under the FAST Act Modernization and Simplification of Regulation S-K, the Company has elected to omit the discussion of the earliest period (2022) presented because it was included in its MD&A in its 2023 Annual Report on Form 10-K filed on February 23, 2024, incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations thereto.

The Company’s Building Materials business generated the majority of consolidated revenues and earnings from continuing operations. The following comparative analysis and discussion should be read within this context. Further, sensitivity analysis and certain other data are provided to enhance the reader’s understanding of MD&A and are not intended to be indicative of management’s judgment of materiality.

Form 10-K ♦ Page 46

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated operating results and operating results as a percentage of revenues are as follows:

years ended December 31 (in millions, except for % of revenues)	2024	% of Revenues	2023	% of Revenues
Revenues	$6,536	100	$6,777	100
Cost of revenues	4,658	71	4,754	70
Gross Profit	1,878	29	2,023	30
Selling, general and administrative expenses	447	7	443	7
Acquisition, divestiture and integration expenses	50		12
Other operating income, net	(1,326)		(28)
Earnings from Operations	2,707	41	1,596	24
Interest expense	169		165
Other nonoperating income, net	(58)		(62)
Earnings from continuing operations before income tax expense	2,596		1,493
Income tax expense	600		293
Earnings from continuing operations	1,996	31	1,200	18
Loss from discontinued operations, net of income tax benefit	—		(30)
Consolidated net earnings	1,996		1,170
Less: Net earnings attributable to noncontrolling interests	1		1
Net Earnings Attributable to Martin Marietta	$1,995	31	$1,169	17

Consolidated Adjusted EBITDA

Earnings from continuing operations before interest; income taxes; depreciation, depletion and amortization; earnings/loss from nonconsolidated equity affiliates; acquisition, divestiture and integration expenses; the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting (Inventory Markup); nonrecurring gain on divestiture; and noncash asset and portfolio rationalization charge, or Adjusted EBITDA, is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. Effective January 1, 2024, the Company has elected to add back, for purposes of its Adjusted EBITDA calculation, acquisition, divestiture and integration expenses and the Inventory Markup only for transactions with consideration of $2.0 billion or more and expected acquisition, divestiture and integration expenses of at least $15 million. For 2024, this includes the acquisition of 20 active aggregates operations from affiliates of Blue Water Industries LLC (BWI Southeast) and the Divestiture. See Note B to the consolidated financial statements for additional information regarding the BWI Southeast acquisition and the Divestiture.

Adjusted EBITDA is not defined by U.S. generally accepted accounting principles (GAAP) and, as such, should not be construed as an alternative to net earnings attributable to Martin Marietta, earnings from operations or operating cash flow. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and may vary among businesses, Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures of other companies.

Form 10-K ♦ Page 47

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents a reconciliation of net earnings from continuing operations attributable to Martin Marietta to consolidated Adjusted EBITDA:

years ended December 31
(in millions)	2024	2023
Net earnings from continuing operations attributable to Martin Marietta	$1,995	$1,199
Add back (deduct):
Interest expense, net of interest income	128	119
Income tax expense for controlling interests	600	293
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	564	505
Acquisition, divestiture and integration expenses	40	12
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	20	—
Nonrecurring gain on divestiture	(1,331)	—
Noncash asset and portfolio rationalization charge	50	—
Consolidated Adjusted EBITDA	$2,066	$2,128

Mix-Adjusted Average Selling Price

Mix-adjusted average selling price (mix-adjusted ASP) is a non-GAAP measure that excludes the impact of period-over-period product, geographic and other mix on the Company's average selling price. Mix-adjusted ASP is calculated by comparing current-period shipments to like-for-like shipments in the comparable prior period. Management uses this metric to evaluate the realization of pricing changes and believes this information is useful to investors because it provides same-on-same pricing trends.

The following reconciles reported average selling price per ton to organic mix-adjusted ASP and corresponding variances:

years ended December 31	2024	2023
Aggregates:
Reported average selling price	$21.80	$19.84
Adjustment for impact of acquisitions	0.22	—
Organic average selling price	$22.02	$19.84
Adjustment for impact of product, geographic and other mix	(0.07)
Organic mix-adjusted ASP	$21.95

Reported average selling price variance	9.9%
Organic average selling price variance	11.0%
Organic mix-adjusted ASP variance	10.7%

Form 10-K ♦ Page 48

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

The following table presents revenues for the Company and its reportable segments by product line for continuing operations:

years ended December 31
(in millions)	2024	2023
Building Materials business:
East Group:
Aggregates	$2,787	$2,593
Asphalt	184	199
Less: interproduct revenues	(30)	(29)
East Group Total	2,941	2,763
West Group:
Aggregates	1,727	1,709
Cement and ready mixed concrete	1,083	1,518
Asphalt and paving services	685	688
Less: interproduct revenues	(220)	(216)
West Group Total	3,275	3,699
Total Building Materials business	6,216	6,462
Magnesia Specialties	320	315
Total	$6,536	$6,777

Gross Profit

The following table presents gross profit and gross margin data for the Company by product line for continuing operations:

	2024		2023
years ended December 31 (dollars in millions)	Amount	% of Revenues	Amount	% of Revenues
Building Materials business:
Aggregates	$1,449	32%	$1,378	32%
Cement and ready mixed concrete	260	24%	436	29%
Asphalt and paving services	101	12%	109	12%
Total Building Materials business	1,810	29%	1,923	30%
Magnesia Specialties	107	33%	97	31%
Corporate	(39)	NM	3	NM
Total	$1,878	29%	$2,023	30%

The decrease in Building Materials business gross profit in 2024 compared with 2023 was primarily attributable to the Divestiture and the $20 million Inventory Markup charge associated with the BWI Southeast acquisition, partially offset by pricing gains across all product lines and lower energy costs. Aggregates gross profit increased due to contributions from acquired operations and pricing growth, despite lower shipments and the Inventory Markup.

The increase in gross profit in Magnesia Specialties was driven by pricing gains in both the lime and chemical product lines, coupled with lower energy costs, which more than offset lower shipments.

Corporate gross profit includes intercompany royalty and rental revenues and expenses; depreciation and amortization for corporate owned assets; and unallocated operational expenses excluded from the Company’s evaluation of business segment performance.

Form 10-K ♦ Page 49

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Building Materials. Shipment data and volume variances by product line for the Building Materials business are as follows:

years ended December 31 (in millions)	2024	2023	% Change
Aggregates tons	191.1	198.8	(3.8%)
Cement tons	2.3	4.0	(43.5%)
Ready mixed concrete cubic yards	5.0	6.5	(24.2%)
Asphalt tons	8.8	9.4	(5.9%)

Aggregates shipments decreased 3.8% in 2024, driven by the Company's value-over-volume pricing strategy, unfavorable weather and softer residential, warehouse and manufacturing demand, which were partially offset by shipments from acquired operations. Aggregates pricing increased 9.9%, or 10.7% on an organic mix-adjusted basis, compared with 2023, due to the cumulative effect of 2023 and 2024 pricing actions. During 2024, aggregates shipments to the infrastructure, nonresidential and residential end use markets decreased 2%, 4% and 5%, respectively.

Cement shipments and ready mixed concrete shipments decreased 43.5% and 24.2%, respectively, versus prior year, primarily due to the Divestiture and significant precipitation in Texas in 2024 relative to 2023.

In 2024, asphalt shipments decreased 5.9% from 2023, driven by unfavorable weather and softer market demand. Asphalt and paving gross profit decreased 7% in 2024 versus prior year, due to lower shipments and general inflationary impacts that more than offset pricing gains and lower asphalt cement raw material costs.

Magnesia Specialties. In 2024, Magnesia Specialties reported revenues of $320 million and gross profit of $107 million, representing increases of 2% and 10%, respectively, compared with 2023. The profitability increase in 2024 reflects pricing gains in both the lime and chemical product lines and lower energy costs, which more than offset the impact of lower shipments.

Selling, General and Administrative Expenses

SG&A expenses for 2024 and 2023 were 6.8% and 6.5% of revenues, respectively.

Other Operating Income, Net

Other operating income, net, represented income of $1.3 billion in 2024 and $28 million in 2023. The 2024 amount included a $1.3 billion pretax gain on the Divestiture and $28 million of gains on land sales, which were partially offset by a $50 million pretax, noncash asset and portfolio rationalization charge (Rationalization Charge; see Note R to the consolidated financial statements). In 2023, other operating income, net, included $20 million of gains on land sales.

Earnings from Operations

Consolidated earnings from operations were $2.7 billion and $1.6 billion in 2024 and 2023, respectively. The 2024 amount included a $1.3 billion pretax gain on the Divestiture.

Interest Expense

Interest expense was $169 million in 2024 and $165 million in 2023.

Other Nonoperating Income, Net

Consolidated other nonoperating income, net, was $58 million in 2024 and $62 million in 2023, inclusive of interest income of $40 million and $47 million, respectively.

Income Tax Expense

The Company’s estimated effective income tax rate for the years ended December 31, 2024 and 2023 was 23.1% and 19.6%, respectively. The higher 2024 effective income tax rate versus 2023 was driven by the impact of the Divestiture, which included the write-off of certain nondeductible goodwill. For further information, see Note I to the consolidated financial statements.

The Company does not anticipate that the tax law changes due to Pillar Two will have a material impact on its estimated effective income tax rate.

Form 10-K ♦ Page 50

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations

Through their respective divestiture dates, the financial results of the Company's California cement businesses and certain California ready mixed concrete operations, which were acquired in 2021, were reported as discontinued operations. The Company sold the Tehachapi, California cement plant on October 31, 2023 and the Stockton, California cement import terminal on May 3, 2023. The collective businesses generated a loss of $30 million in 2023, net of expenses associated with the divestitures and income tax benefit.

Net Earnings and Earnings Per Diluted Share From Continuing Operations Attributable to Martin Marietta

Net earnings from continuing operations attributable to Martin Marietta were $2.0 billion, or $32.41 per diluted share, for 2024 and $1.2 billion, or $19.32 per diluted share, for 2023. 2024 included an after-tax gain of $976 million, or $15.85 per diluted share, on the Divestiture, an after-tax loss of $37 million, or $0.61 per diluted share, for the Rationalization Charge, an after-tax charge of $15 million, or $0.24 per diluted share, for the Inventory Markup and after-tax acquisition, divestiture and integration expenses of $32 million, or $0.51 per diluted share, related to the BWI Southeast acquisition and the Divestiture.

Liquidity and Cash Flows

Operating Activities

Generally, the Company’s primary source of liquidity is cash generated from operating activities. Operating cash flow is substantially derived from consolidated net earnings, before deducting depreciation, depletion and amortization, after adjusting for noncash gains and losses, and offset by working capital requirements. Cash provided by operations was $1.5 billion in each of 2024 and 2023.

The Internal Revenue Service has provided certain disaster tax relief for North Carolina businesses affected by Hurricanes Debby and Helene, which allows the Company to defer estimated federal and certain state income, payroll and excise tax payments for the period from August 2024 through April 2025. The deferred obligation will be due May 1, 2025. For the year ended December 31, 2024, operating cash flow benefited from deferred income tax payments of $102 million under this provision.

Investing Activities

Net cash used for investing activities was $2.4 billion in 2024 and net cash provided by investing activities was $459 million in 2023.

Pretax proceeds from divestitures and sales of assets were $2.2 billion in 2024 and $427 million in 2023. The 2024 amount includes the Divestiture. On April 5, 2024, the Company used $2.05 billion of cash on hand to fund the BWI Southeast acquisition. Subsequently, the Company used available liquidity to fund the South Florida aggregates acquisition on October 25, 2024 and the West Texas aggregates acquisition on December 13, 2024.

Cash paid for property, plant and equipment additions was $855 million in 2024, which included a purchase of land, aggregates reserves and processing plants in Southern California, and $650 million in 2023.

In 2023, net cash provided by investing activities included $700 million in proceeds from the sale of restricted investments, which the Company had invested during 2022 and were used to repay discharged debt and related interest in 2023.

Financing Activities

Net cash provided by financing activities was $373 million in 2024 and net cash used for financing activities was $1.1 billion in 2023. In November 2024, the Company issued $1.5 billion of publicly traded debt and in July 2024, repaid the $400 million of 4.250% Senior Notes that matured by their own terms. Additionally, during 2024, the Company borrowed and repaid $1.3 billion on its short-term facilities. In 2023, the Company used $700 million to repay discharged debt and related interest.

For the years ended December 31, 2024 and 2023, the Board of Directors approved total cash dividends on the Company’s common stock of $3.06 per share and $2.80 per share, respectively. Total cash dividends paid were $189 million in 2024 and $174 million in 2023.

During 2024, the Company repurchased 0.8 million shares of its common stock for a total cost of $450 million. During 2023, the Company repurchased 0.4 million shares of its common stock for a total cost of $150 million. In 2024 and 2023, the average cost was $572.70 per share and $393.16 per share, respectively.

Form 10-K ♦ Page 51

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Structure and Resources

Long-term debt, including current maturities, was $5.4 billion at December 31, 2024, and was in the form of publicly-issued long-term notes and debentures. On November 4, 2024, the Company issued $750 million aggregate principal amount of 5.150% Senior Notes due 2034 and $750 million aggregate principal amount of 5.500% Senior Notes due 2054. The Company used the net proceeds to repay the borrowings outstanding under its revolving credit facility and trade securitization facility. The remaining net proceeds were used for general corporate purposes and acquisitions.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 17, 2025. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. There were no outstanding borrowings on the Trade Receivable Facility as of December 31, 2024.

The Company has an $800 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2029. There were no outstanding borrowings on the Revolving Facility as of December 31, 2024. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter (or the three preceding quarters) so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio and other requirements under the Revolving Facility at December 31, 2024.

Pursuant to authority granted by its Board of Directors, the Company can repurchase up to 20 million shares of common stock. As of December 31, 2024, the Company had 11.9 million shares remaining under the repurchase authorization. Future share repurchases are at management's discretion.

At December 31, 2024, the Company had $670 million in unrestricted cash and short-term investments that are considered cash equivalents. The Company manages its cash and cash equivalents to ensure short-term operating cash needs are met and excess funds are managed efficiently. The Company’s investments in bank funds generally exceed the FDIC insurance limit.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. Borrowings under the Revolving Facility are unsecured and may be used for general corporate purposes. The Company’s ability to borrow or issue securities is dependent upon, among other things, prevailing economic, financial and market conditions. At December 31, 2024, the Company had $1.2 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility.

The Company is exposed to credit markets through the interest cost related to borrowings under its Revolving Facility and Trade Receivable Facility.

Contractual and Off-Balance Sheet Obligations

The Company has retirement benefits related to pension plans. At December 31, 2024, the fair value of the qualified pension plans’ assets exceeded the projected benefit obligation by $371 million. The Company estimates making contributions of $25 million to qualified pension plans in 2025. Any contributions beyond 2025 are currently undeterminable and will depend on the investment return on the related pension assets. At December 31, 2024, the Company had a total obligation of $100 million related to unfunded nonqualified pension plans and expects to make contributions of $15 million to these plans in 2025.

In connection with normal, ongoing operations, the Company enters into market-rate leases for property, plant and equipment and royalty commitments principally associated with leased land and mineral reserves. Additionally, the Company enters into equipment rentals to meet shorter-term, nonrecurring and intermittent needs. At December 31, 2024, the Company had $391 million in operating lease obligations and $221 million in finance lease obligations, representing the present value of future payments. The imputed interest on operating and finance lease obligations was $189 million. Management anticipates that, in the ordinary course of business, the Company will enter into additional royalty agreements for land and mineral reserves during

Form 10-K ♦ Page 52

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

2025. As permitted, short-term leases are excluded from Accounting Standards Codification 842, Leases (ASC 842) requirements and future noncancelable obligations for these leases as of December 31, 2024 are immaterial.

As of December 31, 2024, future interest payable on the Company’s publicly-traded debt through the various maturity dates was $3.4 billion. The Company had obligations related to a contract of affreightment not accounted for as a lease, and royalty agreements, totaling $52 million and $165 million, respectively, as of December 31, 2024. The Company had purchase commitments for property, plant and equipment of $162 million as of December 31, 2024 and other purchase obligations related to energy and service contracts totaling $158 million as of December 31, 2024.

The Company invests in renewable energy investment entities which qualify for tax credits and other tax benefits. As of December 31, 2024, the Company has committed to an additional $44 million of tax equity investments related to renewable energy tax credit projects. These amounts are expected to be paid in 2025 and are recorded in the Other current liabilities line item on the consolidated balance sheet.

Contingent Liabilities and Commitments

The Company has entered into standby letter of credit agreements relating to certain insurance claims, contract performance and permit requirements. At December 31, 2024, the Company had contingent liabilities guaranteeing its own performance under these outstanding letters of credit of $37 million.

In the normal course of business, at December 31, 2024, the Company was contingently liable for $818 million in surety bonds, which guarantee its own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. In the Company’s experience, no material claims have been made against these financial instruments.

Other Financial Information

Critical Accounting Policies and Estimates

The Company uses certain significant accounting policies to prepare its audited consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles. These accounting policies are described in Note A: Accounting Policies of the Notes to Financial Statements of the Company’s consolidated financial statements included under Item 8, Financial Statements and Supplemental Data of this Form 10-K.

The Company’s audited consolidated financial statements include certain critical estimates regarding the effect of matters that are inherently uncertain. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making subjective and complex judgments about the carrying values of assets and liabilities. Amounts reported in the Company’s consolidated financial statements could differ materially if management used different assumptions in making these estimates, resulting in actual results differing from those estimates. Methodologies used and assumptions selected by management in making these estimates, as well as the related disclosures, have been reviewed by and discussed with the Company’s Audit Committee. Management’s determination of the critical nature of accounting estimates and judgments may change from time to time depending on facts and circumstances that management cannot currently predict.

Form 10-K ♦ Page 53

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Combinations – Allocation of Purchase Price

The Company’s Board of Directors and management regularly review long-term strategic plans, including potential investments in value-added acquisitions of related or similar businesses, which would increase the Company’s market presence and/or are related to the Company’s existing markets. When an acquisition is completed, the Company’s consolidated statements of earnings include the operating results of the acquired business starting from the date of acquisition, which is the date control is obtained. The purchase price is determined based on the fair value of assets and equity interests given to the seller and any future obligations to the seller as of the date of acquisition. The Company allocates the purchase price to the fair values of the tangible and intangible assets acquired and liabilities assumed as valued at the date of acquisition. Goodwill is recorded for the excess of the purchase price over the net of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. The purchase price allocation is a critical accounting policy because the estimation of fair values of acquired assets and assumed liabilities is judgmental and requires various assumptions. Further, the amounts and useful lives assigned to depreciable and amortizable assets versus amounts assigned to goodwill and indefinite-lived intangible assets, which are not amortized, can significantly affect the results of operations in the period of and for periods following a business combination.

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

Level 3 fair values are used to value acquired mineral reserves and mineral interests produced and sold as final products, and separately-identifiable intangible assets. The fair values of mineral reserves and mineral interests are determined using an excess earnings approach, which requires significant judgment to estimate future cash flows, net of capital investments in the specific operation and contributory asset charges. The estimate of future cash flows is based on available historical information and future expectations and assumptions determined by management, but is inherently uncertain. Significant assumptions used to estimate future cash flows include changes in forecasted revenues based on sales price and shipment volumes, EBITDA margin and forecasted expenses inclusive of production costs and capital needs. The present value of the projected net cash flows represents the fair value assigned to mineral reserves and mineral interests. The discount rate is a significant assumption used in the valuation model and is based on the required rate of return that a hypothetical market participant would require if purchasing the acquired business, with an adjustment for the risk of these assets not generating the projected cash flows.

The Company values separately-identifiable acquired intangible assets which may include, but are not limited to, permits, customer relationships, water rights and noncompetition agreements. The fair values of these assets are typically determined by an excess earnings method, a replacement cost method or, in the case of water rights, a market approach.

The useful lives of amortizable intangible assets and the remaining useful lives for acquired machinery and equipment have a significant impact on earnings. The selected lives are based on the expected periods that the assets will provide value to the Company following the business combination.

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

For additional information about business combinations and purchase price allocations, see Note B to the consolidated financial statements.

Impairment Review of Goodwill

Goodwill is required to be tested annually for impairment by comparing a reporting unit’s fair value to its carrying value. An interim review is performed between annual tests if facts and circumstances indicate a potential impairment. The impairment review of goodwill is a critical accounting estimate because goodwill (excluding any goodwill allocated to assets held for sale) represented 21% of the Company’s total assets at December 31, 2024; the review requires management to apply judgment and make key assumptions; and an impairment charge could be material to the Company’s financial condition and results of operations.

As part of any qualitative assessment, or Step-0 analysis, the Company evaluates macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other business or reporting unit-specific events that could impact the fair values of its reporting units.

For reporting units evaluated using a qualitative assessment, or Step-1 analysis, the Company calculates its reporting units' fair values using both an income and market approach. The income approach determines fair values based on discounted cash flow models whereas the market approach involves the application of revenues and EBITDA multiples of comparable companies. Significant assumptions used in the Company's discounted cash flow model include management’s estimates of changes in average selling price, shipment volumes and production costs as well as assumptions of future profitability, capital requirements, discount rates and a terminal growth rate. Price, cost and volume assumptions are based on various factors, including historical averages and current forecasts, external sources, and market conditions, while also considering any production capacity constraints. Future profitability and capital requirements are, by their nature, estimates. Capital requirements include maintenance-level needs and known efficiency- and capacity-increasing investments. The calculation of a reporting unit's discount rate includes the following components, which are primarily based on published sources: equity risk premium, historical beta, risk-free interest rate, size premium and borrowing rate. To assess the reasonableness of the reporting units' fair values, the Company's compares the total of the reporting unit fair values to its market capitalization.

Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. Further, mineral reserves, which represent underlying assets producing the reporting units’ cash flows for the aggregates product line, are depleting assets by their nature. Any potential impairment charges from future evaluations represent a risk to the Company.

For the 2024 annual impairment evaluation, the Company performed a Step-0 analysis for all reporting units as of October 1, 2024 and concluded that it is more-likely-than-not that each of the reporting units’ fair value exceeded its carrying value.

For additional information about goodwill, see Note C to the consolidated financial statements.

Form 10-K ♦ Page 55

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pension Benefit Obligation and Pension Expense – Selection of Assumptions

The Company sponsors noncontributory defined benefit pension plans that cover substantially all employees and a Supplemental Excess Retirement Plan (SERP) for certain retirees. Annually, as of December 31, management remeasures the defined benefit pension plans’ projected benefit obligation based on the present value of the projected future benefit payments to all participants for services rendered to date, reflecting expected future pay increases through the participants’ expected retirement dates.

Annual pension expense (inclusive of SERP expense), referred to as net periodic benefit cost within the consolidated financial statements, consists of several components, which are calculated annually:

•
Service Cost, which represents the present value of benefits attributed to services rendered in the current year, measured by expected future salary levels to assumed retirement dates;
•
Interest Cost, which represents one year’s additional interest on the projected benefit obligation;
•
Expected Return on Assets, which represents the expected investment return on pension plan assets; and
•
Amortization of Prior Service Cost and Actuarial Gains and Losses, which represents components that are recognized over time rather than immediately. Prior service cost represents credit given to employees for years of service already accrued. Actuarial gains and losses arise from changes in assumptions regarding future events, a change in the benefit obligation resulting from experience different from assumed or when actual returns on pension assets differ from expected returns and are amortized over the participants' average remaining service period on a plan-by-plan basis.

Management believes the selection of assumptions related to the annual pension expense and related projected benefit obligation is a critical accounting estimate due to the high degree of volatility in the expense and obligation dependent on selected assumptions. The key assumptions include the discount rate, rate of increase in future compensation levels, expected long-term rate of return on pension plan assets and mortality table and mortality improvement scale.

Management’s selection of the discount rate is based on an analysis that estimates the current rate of return for high-quality, fixed-income investments with maturities matching the payment of pension benefits that could be purchased to settle the obligations. The Company selected a hypothetical portfolio of Moody’s Aa bonds, with maturities that match the benefit obligations, to determine the discount rate. At December 31, 2024, the Company selected a discount rate assumption of 6.00%, a 42-basis-point increase compared with the December 31, 2023 assumption. Of the four key assumptions, the discount rate is generally the most volatile and sensitive estimate. Accordingly, a change in this assumption can have a significant impact on the annual pension expense and the projected benefit obligation.

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

At December 31, 2024 and 2023, the Company estimated the remaining lives of participants in the pension plans using the Society of Actuaries’ Pri-2012 Base Mortality Table. The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants, both adjusted to reflect the historical experience of the Company’s participants and a geospatial mortality analysis. The Company selected the MP-2020 scale for mortality improvement at December 31, 2024 and 2023.

Form 10-K ♦ Page 56

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Assumptions are selected on December 31 to calculate the succeeding year’s expense. The assumptions selected at December 31, 2024 are as follows:

Discount rate	6.00%
Rate of increase in future compensation levels	4.50%
Expected long-term rate of return on assets	6.75%
Average remaining service period for participants	9 years
Mortality Tables:
Base Table	Pri-2012
Mortality Improvement Scale	MP-2020

Using these assumptions, the Company's pension benefit obligation as of December 31, 2024 was $967 million and 2025 pension expense is expected to be approximately $23 million based on current demographics and structure of the plans. Changes in the underlying assumptions would have the following estimated impact on the obligation and expected expense:

•
A 25-basis-point change in the discount rate would have changed the December 31, 2024 pension benefit obligation by approximately $29 million.
•
A 25-basis-point change in the discount rate would not materially change the 2025 expected expense.
•
A 25-basis-point change in the expected long-term rate of return on assets would change the 2025 expected expense by approximately $3 million.

The Company made pension plan and SERP contributions of $34 million in 2024 and $328 million during the five-year period ended December 31, 2024. In total, the Company’s pension plans are overfunded (fair value of plan assets exceeds the projected benefit obligation) by $271 million at December 31, 2024. The Company expects to make pension plan and SERP contributions of $40 million in 2025, of which $25 million is voluntary.

For additional information about pension benefit obligation and pension expense, see Note J to the consolidated financial statements.

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

Income for tax purposes is determined through the application of the rules and regulations under the United States Internal Revenue Code and the statutes of various foreign, state and local tax jurisdictions in which the Company conducts business. Changes in the statutory tax rates and/or tax laws in these jurisdictions, as well as changes in the geographic mix of earnings, can have a material impact on the ETR and the carrying value of deferred tax assets and liabilities. The effect of statutory tax law changes, if material, is recognized when the change is enacted.

Deferred tax assets representing future tax benefits are analyzed by evaluating all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, all or a portion of the expected future benefits is more-likely-than-not to be realized by the Company. This analysis requires management to make certain estimates and assumptions about future taxable income and prudent and feasible tax planning strategies. The establishment or increase of a valuation allowance increases income tax expense in the period such a determination is made; conversely, the decrease of a valuation allowance decreases income tax expense in the period such a determination is made.

The Company recognizes a tax benefit when it is judged to be more‐likely‐than‐not, based on the technical merits, that a tax position would be sustained upon examination by a taxing authority. The amount to be recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

Form 10-K ♦ Page 57

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company holds equity investments in renewable energy tax credit (RETC) projects which qualify for certain tax benefits. All of the Company's RETC investments are accounted for under the proportional amortization method. Under the proportional amortization method, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received, with the amortization expense and the income tax benefits presented on a net basis in the Income tax expense or benefit line item in the consolidated statements of earnings.

For additional information about income taxes, see Note I to the consolidated financial statements.

Property, Plant and Equipment

Net property, plant and equipment represented 56% of total assets at December 31, 2024. Useful lives of the assets can vary depending on factors, including production levels, geographic location, portability and maintenance practices. Additionally, climate and inclement weather can reduce the useful life of an asset. Historically, the Company has not recognized significant losses on the disposal or retirement of fixed assets.

Aggregates mineral reserves and mineral interests are components within the property, plant and equipment balance on the consolidated balance sheets. The Company evaluates aggregates reserves, including those used in cement manufacturing, in several ways, depending on the geology at a particular location and whether the location is a greensite, an acquisition or an existing operation. Greensites require an extensive drilling program before any significant investment is made in terms of time, site development or efforts to obtain appropriate zoning and permitting (see Environmental Regulation and Litigation section). The depth of overburden (the layer of soil and other materials that lie above a mineral deposit) and the quality and quantity of the aggregates reserves are significant factors in determining whether to pursue opening the site. Further, the estimated average selling price for products in a market is also a significant factor in concluding that reserves are economically mineable. If the Company’s analysis based on these factors is satisfactory, the total aggregates reserves available are calculated and a determination is made whether to open the location. Reserve evaluation at existing locations is typically performed to evaluate purchasing adjoining properties, for quality control, calculating overburden volumes and for mine planning. Reserve evaluation of acquisitions may require a higher degree of sampling to verify the total reserves.

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

In determining the amount of reserves, evaluations are completed by or under the supervision of qualified person(s) using industry best practices and internal controls defined by the Company. The designations the Company uses for reserve categories and those recognized by the aggregate industry are summarized as follows:

Mineral Reserves – Mineral reserves are an estimate of tonnage and grade or quality that, in the opinion of a qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Reserves are categorized as Proven and Probable and represent net tons after consideration of applicable losses incurred during mining and plant processing.

Proven Reserves – Proven reserves are the portion of a mineral deposit for which quantity and quality are estimated on the basis of conclusive evidence from closely spaced drilling and sampling.

Probable Reserves – Probable reserves are estimated on the basis of less geologic evidence but are considered adequate for determining the quantity and quality.

The Company’s proven and probable reserves reflect reasonable economic and operating constraints and also include reserves at the Company’s inactive and undeveloped sites, including some sites where permitting and zoning applications will not be pursued until warranted by expected future growth. The Company has historically been successful in obtaining and maintaining appropriate zoning and permitting (see Environmental Regulation and Litigation section). The Company bases estimates on the information known at the time of determination and regularly reevaluates reserves whenever new information indicates a material change in reserves at one of the Company’s sites.

For additional information about property, plant and equipment, see Note F to the consolidated financial statements.

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

Investors are cautioned that all statements in this Annual Report that relate to the future involve risks and uncertainties, and are based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. These statements, which are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and 27A of the Securities Act of 1933, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, provide the investor with the Company’s expectations or forecasts of future events. You can identify these statements by the fact that they do not relate only to historical or current facts. They may use words such as “anticipate,” “may,” “expect,” “should,” “believe,” “project,” “intend,” “will,” and other words of similar meaning in connection with future events or future operating or financial performance. In addition to the statements included in this report, we may from time to time make other oral or written forward-looking statements in other filings under the Securities Exchange Act of 1934 or in other public disclosures. Any, or all, of management’s forward-looking statements herein and in other publications may turn out to be wrong.

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
•
the level and timing of federal, state or local transportation or infrastructure or public projects funding, most particularly in Texas, North Carolina, Colorado, California, Georgia, Florida, Minnesota, Arizona, South Carolina and Iowa;
•
the United States Congress’ inability to reach agreement among themselves or with the Executive Branch of the United States Federal government on policy issues that impact the federal budget;
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
•
sustained high mortgage interest rates and other factors that have resulted in a slowdown in private construction of both residential and nonresidential projects in some geographies;
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
•
Governmental regulation, including environmental laws and climate change regulations at both the state and federal levels;
•
transportation availability or a sustained reduction in capital investment by the railroads, notably the availability of railcars, locomotive power and the condition of rail infrastructure to move trains to supply the Company’s Texas, Southeast and Gulf Coast markets, including the movement of essential dolomitic lime for magnesia chemicals to the Company’s plant in Manistee, Michigan and its customers;
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
•
potential impact on costs, supply chain, oil and gas prices, or other matters relating to geopolitical conflicts, including the war between Russia and Ukraine, the war in Israel and related conflict in the Middle East and the potential conflict between China and Taiwan;
•
trade disputes with one or more nations impacting the U.S. economy, including the impact of tariffs;
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
•
the possibility that the strategic benefits, outlook, performance and opportunities expected as a result of acquisitions and portfolio optimization will not be realized;
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

Further, increased highway construction funding pressures resulting from either federal or state issues could result in reduced construction spending, which could in turn affect profitability. Cement is subject to cyclical supply and demand and price fluctuations.

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

Transportation in the Company’s long-haul network, particularly the supply of railcars and locomotive power and condition of rail infrastructure to move trains, affects the Company’s efficient transportation of aggregates products in certain markets, most notably Texas, the Southeast and the Gulf Coast. In addition, availability of railcars and locomotives affects the Company’s movement of essential dolomitic lime for magnesia chemicals to both the Company’s plant in Manistee, Michigan, and its customers. The availability of trucks, drivers and railcars to transport the Company’s products, particularly in markets experiencing high growth and increased demand, is also a risk and pressures the associated costs.

All of the Company’s businesses are also subject to weather-related risks that can significantly affect production schedules and profitability. The first and fourth quarters are most adversely affected by winter weather. Hurricane and cyclone activity in the Atlantic Ocean, Pacific Ocean and Gulf Coast generally is most active during the second, third and fourth quarters.

In addition to the foregoing, other factors that could cause actual results to differ materially from the forward-looking statements in this Annual Report include but are not limited to those listed above in Item 1, Business – Competition, Item 1A, Risk Factors, and Note A: Accounting Policies and Note N: Commitments and Contingencies of the Notes to Financial Statements of the audited consolidated financial statements included in this Form 10-K.

You should consider these forward-looking statements in light of risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and other filings made with the SEC. All of the Company’s forward-looking statements should be considered in light of these factors. In addition, other risks and uncertainties not presently known to the Company or that the Company considers immaterial could affect the accuracy of its forward-looking statements, or adversely affect or be material to the Company. All forward-looking statements are made as of the date of filing or publication and we assume no obligation to update any such forward-looking statements.

Form 10-K ♦ Page 61

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

Demand in the nonresidential and residential construction markets, which combined accounted for 58% of the Company's 2024 aggregates shipments, is affected by interest rates. While the Federal Reserve lowered the target federal funds rate several times during 2024, it remains above historical levels.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities

At December 31, 2024, the Company had an $800 million Revolving Facility and a $400 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. As of December 31, 2024, the Company did not have any outstanding variable-rate borrowings. However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

Pension Expense

The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on pension assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense and accrued pension obligation is discussed in the Critical Accounting Policies and Estimates – Pension Benefit Obligation and Pension Expense – Selection of Assumptions section included under Item 7 – MD&A of this Form 10-K.

Income Tax

Any changes in enacted tax laws, rules or regulatory or judicial interpretation, or any change in the pronouncements relating to accounting for income taxes, could materially impact the Company's effective tax rate, tax payments, cash flow, financial condition and results of operations.

Energy Costs

Energy costs, including diesel fuel, natural gas, electricity, coal and petroleum coke, represent significant production costs of the Company. The cement product line and Magnesia Specialties business each have varying fixed-price agreements for a portion of their future energy requirements. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. A hypothetical 10% change in the Company’s energy prices in 2025 as compared with 2024, assuming constant volumes, would change 2025 energy expense by $32 million.

Form 10-K ♦ Page 62

Part II ♦ Item 8 – Financial Statements and Supplementary Data

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of Responsibility and Management’s Report on Internal Control over Financial Reporting

Management’s Statement of Responsibility

The management of Martin Marietta Materials, Inc. (the Company or Martin Marietta) is responsible for the consolidated financial statements, the related financial information contained in this Form 10-K and the establishment and maintenance of adequate internal control over financial reporting. The consolidated balance sheets for Martin Marietta, at December 31, 2024 and 2023, and the related consolidated statements of earnings, comprehensive earnings, total equity and cash flows for each of the three years in the period ended December 31, 2024, include amounts based on estimates and judgments and have been prepared in accordance with accounting principles generally accepted in the United States applied on a consistent basis.

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

Form 10-K ♦ Page 63

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

Management’s Report on Internal Control over Financial Reporting

The management of Martin Marietta is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the 2013 framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose report appears on the following pages.

C. Howard Nye, Chair, President and Chief Executive Officer	James A. J. Nickolas, Executive Vice President and Chief Financial Officer

February 21, 2025

Form 10-K ♦ Page 64

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Martin Marietta Materials, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Martin Marietta Materials, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of earnings, of comprehensive earnings, of total equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquisition of BWI Southeast – Valuation of Mineral Reserves

As described in Note B to the consolidated financial statements, on April 5, 2024, the Company completed the acquisition of 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC (BWI Southeast) for $2.05 billion in cash, which resulted in the Company recording mineral reserves of $1.9 billion . As disclosed by management, the fair value of mineral reserves is determined using an excess earnings approach, which requires significant judgment to estimate future cash flows based on available historical information and future expectations, as well as significant assumptions, which include forecasted revenues based on sales price and shipment volumes, EBITDA margin, forecasted expenses inclusive of production costs and capital needs, and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of mineral reserves acquired in the acquisition of BWI Southeast is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the mineral reserves acquired; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, EBITDA margin and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the mineral reserves acquired. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the mineral reserves acquired; (iii) evaluating the appropriateness of the excess earnings approach; (iv) testing the completeness and accuracy of the underlying data used in the excess earnings approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, EBITDA margin and the discount rate. Evaluating management's assumptions related to forecasted revenues and EBITDA margin involved considering (i) the current and past performance of the BWI Southeast business; (ii) the current and past performance of peer companies; (iii) the consistency with external market and industry data; and (iv) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings approach and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 21, 2025

We have served as the Company’s auditor since 2016.

Form 10-K ♦ Page 66

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Financial Statements

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2024	2023	2022
Revenues	$6,536	$6,777	$6,161
Cost of revenues	4,658	4,754	4,738
Gross Profit	1,878	2,023	1,423
Selling, general and administrative expenses	447	443	397
Acquisition, divestiture and integration expenses	50	12	9
Other operating income, net	(1,326)	(28)	(190)
Earnings from Operations	2,707	1,596	1,207
Interest expense	169	165	169
Other nonoperating income, net	(58)	(62)	(53)
Earnings from continuing operations before income tax expense	2,596	1,493	1,091
Income tax expense	600	293	235
Earnings from continuing operations	1,996	1,200	856
(Loss) Earnings from discontinued operations, net of income tax (benefit) expense	—	(30)	11
Consolidated net earnings	1,996	1,170	867
Less: Net earnings attributable to noncontrolling interests	1	1	—
Net Earnings Attributable to Martin Marietta	$1,995	$1,169	$867

Net Earnings (Loss) Attributable to Martin Marietta Per Common Share (see Note A)
Basic earnings per share from continuing operations attributable to common shareholders	$32.50	$19.38	$13.74
Basic (loss) earnings per share from discontinued operations attributable to common shareholders	—	(0.50)	0.17
	$32.50	$18.88	$13.91

Diluted earnings per share from continuing operations attributable to common shareholders	$32.41	$19.32	$13.70
Diluted (loss) earnings per share from discontinued operations attributable to common shareholders	—	(0.50)	0.17
	$32.41	$18.82	$13.87
Weighted-Average Common Shares Outstanding
Basic	61.4	61.9	62.3
Diluted	61.6	62.1	62.5

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 67

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Comprehensive Earnings

years ended December 31 (in millions)	2024	2023	2022
Consolidated Net Earnings	$1,996	$1,170	$867
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and postretirement plans:
Net gain (loss) arising during period, net of tax of $11, $(5) and $29, respectively	33	(16)	88
Prior service cost arising during period, net of tax of $0, $0 and $(12), respectively	—	—	(36)
Amortization of prior service cost, net of tax of $1, $2 and $1, respectively	5	4	3
Amortization of actuarial loss, net of tax of $0, $0 and $1, respectively	1	—	3
Amount recognized in net periodic pension cost due to settlement, net of tax of $0, $0 and $1, respectively	—	—	4
	39	(12)	62
Foreign currency translation (loss) gain	(3)	1	(2)
	36	(11)	60
Comprehensive Earnings Attributable to Martin Marietta	$2,032	$1,159	$927

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 68

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Balance Sheets

December 31 (in millions, except share and par value data)	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$670	$1,272
Restricted cash	—	10
Accounts receivable, net	678	753
Inventories, net	1,115	989
Current assets held for sale	8	807
Other current assets	71	88
Total Current Assets	2,542	3,919
Property, plant and equipment, net	10,109	6,186
Goodwill	3,767	3,389
Other intangibles, net	730	698
Operating lease right-of-use assets, net	376	372
Other noncurrent assets	646	561
Total Assets	$18,170	$15,125

Liabilities and Equity
Current Liabilities:
Accounts payable	$375	$343
Accrued salaries, benefits and payroll taxes	73	102
Accrued income taxes	102	6
Accrued other taxes	50	47
Accrued interest	45	41
Current maturities of long-term debt	125	400
Current operating lease liabilities	56	53
Other current liabilities	190	178
Total Current Liabilities	1,016	1,170
Long-term debt	5,288	3,946
Deferred income taxes, net	1,169	874
Noncurrent operating lease liabilities	335	327
Noncurrent asset retirement obligations	423	383
Other noncurrent liabilities	483	389
Total Liabilities	8,714	7,089
Commitments and Contingent Liabilities - Note N
Equity:
Common stock ($0.01 par value; 100,000,000 shares authorized; 61,126,646 shares and 61,821,421 shares outstanding at December 31, 2024 and 2023, respectively)	1	1
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in capital	3,550	3,519
Accumulated other comprehensive loss	(13)	(49)
Retained earnings	5,915	4,563
Total Shareholders’ Equity	9,453	8,034
Noncontrolling interests	3	2
Total Equity	9,456	8,036
Total Liabilities and Equity	$18,170	$15,125

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 69

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Cash Flows

years ended December 31 (in millions)	2024	2023	2022
Cash Flows from Operating Activities:
Consolidated net earnings	$1,996	$1,170	$867
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	573	513	506
Stock-based compensation expense	58	50	43
Net gains on divestitures, sales of assets and extinguishment of debt	(1,369)	(2)	(196)
Deferred income taxes, net	(45)	(36)	(1)
Noncash portion of asset and portfolio rationalization charge	50	—	—
Other items, net	(15)	(16)	(12)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	81	31	(12)
Inventories, net	(52)	(189)	(132)
Accounts payable	17	(17)	(31)
Other assets and liabilities, net	165	24	(41)
Net Cash Provided by Operating Activities	1,459	1,528	991
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(855)	(650)	(482)
Acquisitions, net of cash acquired	(3,642)	—	11
Proceeds from divestitures and sales of assets	2,160	427	687
Proceeds from sale of restricted investments to discharge long-term debt	—	700	—
Purchase of restricted investments to discharge long-term debt	—	—	(704)
Investments in limited liability company	(117)	(27)	—
Other investing activities, net	10	9	4
Net Cash (Used for) Provided by Investing Activities	(2,444)	459	(484)
Cash Flows from Financing Activities:
Borrowings of long-term debt	2,758	—	—
Repayments of long-term debt	(1,690)	(700)	(54)
Payments on finance lease obligations	(20)	(17)	(15)
Dividends paid	(189)	(174)	(160)
Repurchases of common stock	(450)	(150)	(150)
Shares withheld for employees’ income tax obligations	(32)	(22)	(29)
Other financing activities, net	(4)	(1)	1
Net Cash Provided by (Used for) Financing Activities	373	(1,064)	(407)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(612)	923	100
Cash, Cash Equivalents and Restricted Cash, beginning of year	1,282	359	259
Cash, Cash Equivalents and Restricted Cash, end of year	$670	$1,282	$359

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 70

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Total Equity

(in millions, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	62,393,990	$1	$3,470	$(98)	$3,162	$6,535	$2	$6,537
Consolidated net earnings	—	—	—	—	867	867	—	867
Other comprehensive earnings	—	—	—	60	—	60	—	60
Dividends declared ($2.54 per common share)	—	—	—	—	(160)	(160)	—	(160)
Issuances of common stock for stock award plans	126,699	—	5	—	—	5	—	5
Shares withheld for employees’ income tax obligations	—	—	(29)	—	—	(29)	—	(29)
Repurchases of common stock	(418,336)	—	—	—	(150)	(150)	—	(150)
Stock-based compensation expense	—	—	43	—	—	43	—	43
Balance at December 31, 2022	62,102,353	1	3,489	(38)	3,719	7,171	2	7,173
Consolidated net earnings	—	—	—	—	1,169	1,169	1	1,170
Other comprehensive loss	—	—	—	(11)	—	(11)	—	(11)
Dividends declared ($2.80 per common share)	—	—	—	—	(174)	(174)	—	(174)
Issuances of common stock for stock award plans	100,588	—	2	—	—	2	—	2
Shares withheld for employees’ income tax obligations	—	—	(22)	—	—	(22)	—	(22)
Repurchases of common stock	(381,520)	—	—	—	(151)	(151)	—	(151)
Stock-based compensation expense	—	—	50	—	—	50	—	50
Distribution to owners of noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	61,821,421	1	3,519	(49)	4,563	8,034	2	8,036
Consolidated net earnings	—	—	—	—	1,995	1,995	1	1,996
Other comprehensive earnings	—	—	—	36	—	36	—	36
Dividends declared ($3.06 per common share)	—	—	—	—	(189)	(189)	—	(189)
Issuances of common stock for stock award plans	90,983	—	5	—	—	5	—	5
Shares withheld for employees’ income tax obligations	—	—	(32)	—	—	(32)	—	(32)
Repurchases of common stock	(785,758)	—	—	—	(454)	(454)	—	(454)
Stock-based compensation expense	—	—	58	—	—	58	—	58
Balance at December 31, 2024	61,126,646	$1	$3,550	$(13)	$5,915	$9,453	$3	$9,456

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 71

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Notes to Financial Statements

Note A: Accounting Policies

Organization. Martin Marietta is a natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 390 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company also has a leading aggregates position. Specifically, the Company has one cement plant and two cement distribution facilities in Texas; ready mixed concrete plants in Arizona and Texas; and asphalt plants in Arizona, California, Colorado and Minnesota. Paving services are located in California and Colorado. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement and ready mixed concrete and asphalt and paving product lines are reported collectively as the Building Materials business.

As of December 31, 2024, the Building Materials business includes two reportable segments: East Group and West Group. The East Group consists of the East and Central divisions and operates in Alabama, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, Nova Scotia and The Bahamas. The West Group is comprised of the Southwest and West divisions and operates in Arizona, Arkansas, California, Colorado, Louisiana, Oklahoma, Texas, Utah, Washington and Wyoming. The following ten states accounted for 81% of the Building Materials business’ 2024 revenues: Texas, North Carolina, Colorado, California, Georgia, Florida, Minnesota, Arizona, South Carolina, and Iowa.

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

Basis of Presentation and Use of Estimates. The Company’s consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States, which require management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include the valuation of investments, accounts receivable, inventories, goodwill, other intangible assets and other long-lived assets, as well as assumptions used in the calculation of income tax expense, retirement and postemployment benefits, stock-based compensation, the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as part of business combinations and revenue recognition for service contracts. These estimates and assumptions are based on management’s judgment. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. Changes in interest rates, credit, equity and energy markets and changes in construction activity increase the uncertainty inherent in certain estimates and assumptions. Because future events and their effects cannot be determined with precision, actual results could differ significantly from estimates. Changes in estimates, including those resulting from changes in the economic environment, are reflected in the consolidated financial statements for the period in which the change in estimate occurs.

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

As of December 31, 2023, the Company had $10 million of restricted cash, which was invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company was restricted from utilizing the cash for purposes other than the purchase of qualified assets for 180 days from receipt of the proceeds from the sale of the exchanged property. Any unused restricted cash at the end of the 180 days was transferred to unrestricted accounts of the Company and used for general corporate purposes. As of December 31, 2024, the Company had no restricted cash.

The statements of cash flows reflect cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis. The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

December 31 (in millions)	2024	2023	2022
Cash and cash equivalents	$670	$1,272	$358
Restricted cash	—	10	1
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$670	$1,282	$359

Accounts Receivable. Accounts receivable are stated at cost. The Company does not typically charge interest on customer accounts receivable. The Company records an allowance for credit losses, which includes a provision for probable losses based on historical write-offs, adjusted for current conditions as deemed necessary, and a specific reserve for accounts deemed at risk. The allowance is the Company’s estimate for receivables as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in earnings in the period in which the change occurs. The Company writes off accounts receivable when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected.

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

Depreciation is computed based on estimated service lives using the straight-line method. Depletion of mineral reserves is calculated based on proven and probable reserves using the units-of-production method on a quarry-by-quarry basis. For the years ended December 31, 2024, 2023, and 2022, depletion expense was $78 million, $53 million, and $60 million, respectively.

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

Some leases require the Company to pay non-lease components, which may include taxes, maintenance, insurance and certain other expenses applicable to the leased property and, are primarily, variable costs. The Company accounts for lease and non-lease components as a single amount, except railcar, fleet vehicle and pipeline leases, for which the Company separately accounts for the lease and non-lease components.

Leases are evaluated and determined to be either finance leases or operating leases. The lease is a finance lease if it transfers ownership to the underlying asset by the end of the lease term; includes a purchase option that is reasonably certain to be exercised; has a lease term for the major part of the underlying asset's remaining economic life; has a present value of the sum of the lease payments (including renewal options) that equals or exceeds substantially all of the fair value of the underlying asset; or is for an underlying asset that is of a specialized nature and is expected to have no alternative use to the lessor at the end of the lease term. If none of these terms exist, the lease is an operating lease.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess purchase price paid for acquired businesses over the estimated fair value of identifiable assets and liabilities. Other intangible assets represent amounts assigned principally to contractual agreements and are either amortized ratably over the useful lives to the Company or not amortized if deemed to have an indefinite useful life. The Company intends, and believes it has the ability, to renew royalty agreements and extend permits that support the value of certain intangible assets.

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

Goodwill is tested for impairment by comparing each reporting unit’s fair value to its carrying value, which represents a Step-1 approach. However, prior to Step 1, the Company may perform a qualitative assessment and evaluate macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other business or reporting unit-specific events that contribute to the fair value of a reporting unit. If the Company concludes, based on its qualitative assessment, it is more-likely-than-not (i.e., a likelihood of more than 50%) that a reporting unit’s fair value is higher than its carrying value, the Company is not required to perform any further goodwill impairment testing for that reporting unit. Otherwise, the Company proceeds to Step 1, and if a reporting unit’s fair value exceeds its carrying value, there is no impairment. A reporting unit with a carrying value in excess of its fair value results in an impairment charge equal to the difference. When the Company validates its conclusion by measuring fair value, it may resume performing a qualitative assessment for a reporting unit in any subsequent period. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative calculation in Step 1. The Company performs a Step 1 analysis for all its reporting units every three years.

The Company reviews the carrying values of goodwill and other indefinite-lived intangible assets for impairment as of October 1, which represents the annual evaluation date. An interim review is performed between annual tests if facts and circumstances indicate potential impairment. The carrying value of other amortizable intangible assets is reviewed if facts and circumstances indicate potential impairment. If a review indicates the carrying value is impaired, a charge is recorded equal to the amount by which the carrying value exceeds the fair value.

Retirement Plans and Postretirement Benefits. The Company sponsors defined benefit retirement plans and provides other postretirement benefits. The Company recognizes the funded status, defined as the difference between the fair value of plan assets and the benefit obligation, of its pension plans and other postretirement benefits as an asset or liability on the consolidated balance sheets. The measurement date for the Company’s defined benefit plans and postretirement benefit plans is December 31. Actuarial gains or losses that arise during the year are recognized as a component of accumulated other comprehensive earnings or loss. Those amounts are amortized over the participants’ average remaining service period and recognized as a component of net periodic benefit cost. The amount amortized is determined on a plan-by-plan basis using a corridor approach and represents the excess over 10% of the greater of the projected benefit obligation or pension plan assets.

Insurance Reserves. The Company has insurance coverage with large deductibles for workers’ compensation, automobile liability, marine liability and general liability claims, and is also self-insured for health claims. The Company records insurance reserves based on an actuarially-determined analysis, which calculates development factors that are applied to total case reserves within the insurance programs. While the Company believes the assumptions used to calculate these liabilities are appropriate, significant differences in actual experience and/or significant changes in these assumptions may materially affect insurance costs.

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

Form 10-K ♦ Page 75

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Income Taxes. The Company uses the liability method to determine its current and deferred incomes taxes. Deferred income taxes, net, on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effect of changes in enacted tax rates on deferred income tax assets and liabilities is charged or credited to income tax expense in the period of enactment.

The Company applies the proportional amortization method to equity investments in renewable energy tax credit (RETC) programs that meet the following specified criteria: it is probable that the income tax credits allocable to the Company will be available; the Company does not have the ability to exercise significant influence over the operating and financial policies of the underlying project; substantially all of the projected benefits are from income tax credits and other income tax benefits, as determined on a discounted basis; the Company's projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and the Company is a limited liability investor in the limited liability entity for both legal and tax purposes and its liability is limited to its capital investment. Under the proportional amortization method, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received, with the amortization expense and the income tax benefits presented on a net basis in the line item Income tax expense in the consolidated statements of earnings. The RETC investments are included in the line item Other noncurrent assets on the consolidated balance sheets and the line item Investments in limited liability company on the consolidated statements of cash flow.

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

Consolidated Comprehensive Earnings and Accumulated Other Comprehensive Loss. Consolidated comprehensive earnings consist of consolidated net earnings, adjustments for the funded status of pension and postretirement benefit plans and foreign currency translation adjustments and are presented in the Company’s consolidated statements of comprehensive earnings.

Accumulated other comprehensive loss consists of unrecognized gains and losses related to the funded status of the pension and postretirement benefit plans and foreign currency translation and is presented on the Company’s consolidated balance sheets.

Form 10-K ♦ Page 76

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The components of the changes in accumulated other comprehensive loss and related cumulative noncurrent deferred tax assets are as follows:

years ended December 31	Pension and Postretirement Benefit Plans	Foreign Currency	Total
(in millions)	2024
Accumulated other comprehensive loss at beginning of period	$(48)	$(1)	$(49)
Other comprehensive earnings (loss) before reclassifications, net of tax	33	(3)	30
Amounts reclassified from accumulated other comprehensive loss, net of tax	6	—	6
Other comprehensive earnings (loss), net of tax	39	(3)	36
Accumulated other comprehensive loss at end of period	$(9)	$(4)	$(13)
Cumulative noncurrent deferred tax assets at end of period	$41	$—	$41

	2023
Accumulated other comprehensive loss at beginning of period	$(36)	$(2)	$(38)
Other comprehensive (loss) earnings before reclassifications, net of tax	(16)	1	(15)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4	—	4
Other comprehensive (loss) earnings, net of tax	(12)	1	(11)
Accumulated other comprehensive loss at end of period	$(48)	$(1)	$(49)
Cumulative noncurrent deferred tax assets at end of period	$54	$—	$54

	2022
Accumulated other comprehensive loss at beginning of period	$(98)	$—	$(98)
Other comprehensive earnings (loss) before reclassifications, net of tax	52	(2)	50
Amounts reclassified from accumulated other comprehensive loss, net of tax	10	—	10
Other comprehensive earnings (loss), net of tax	62	(2)	60
Accumulated other comprehensive loss at end of period	$(36)	$(2)	$(38)
Cumulative noncurrent deferred tax assets at end of period	$50	$—	$50

Reclassifications out of accumulated other comprehensive loss are as follows:

years ended December 31 (in millions)	2024	2023	2022	Affected line items in the consolidated statements of earnings
Pension and postretirement benefit plans:
Settlement charge	$—	$—	$5
Amortization of:
Prior service cost	6	6	4
Actuarial loss	1	—	4
	7	6	13	Other nonoperating income, net
Tax effect	(1)	(2)	(3)	Income tax expense
Total	$6	$4	$10

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

The following table reconciles the denominator for basic and diluted earnings from continuing operations per common share:

years ended December 31 (in millions)	2024	2023	2022
Basic weighted-average common shares outstanding	61.4	61.9	62.3
Effect of dilutive employee and director awards	0.2	0.2	0.2
Diluted weighted-average common shares outstanding	61.6	62.1	62.5

Reclassifications. Certain reclassifications have been made in the Company's financial statements of the prior years to conform to the current-year presentation. The reclassifications had no impact on the Company's previously reported results of operations, financial condition or cash flows.

New Accounting Pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, the ASU requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The Company adopted ASU 2023-07 as of December 31, 2024 and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements included in the 2024 Annual Report on Form 10-K (see Note O). The adoption had no impact on its results of operations, cash flows or financial condition.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires public entities to disclose, on an annual basis, a tabular tax rate reconciliation using both percentages and currency amounts, broken out into specified categories. Certain reconciling items are further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. Additionally, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign taxes and by individual jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The ASU also requires additional qualitative disclosures. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The ASU will impact the Company's income tax disclosures beginning with the financial statements included in the 2025 Annual Report on Form 10-K, but will have no impact on its results of operations, cash flows or financial condition.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (DISE), which requires public entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. These disclosures must be made in a tabular format in the footnotes to the financial statements. The new standard does not change the requirements for the presentation of expenses on the face of the statement of earnings. The ASU is effective prospectively for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption and retrospective application are permitted. The ASU will impact the Company's expense disclosures beginning with the financial statements included in the 2027 Annual Report on Form 10-K, but will have no impact on its results of operations, cash flows or financial condition.

Form 10-K ♦ Page 78

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note B: Business Combinations, Divestitures, Discontinued Operations and Assets and Liabilities Held for Sale

Business Combinations

Revenues and pretax earnings attributable to operations acquired in 2024 (as subsequently described) included in the Company's consolidated statement of earnings were $261 million and $38 million, respectively, for the year ended December 31, 2024. Pretax earnings attributable to acquired operations for 2024 reflect the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting, including $20 million related to the Blue Water Industries LLC transaction.

Blue Water Industries LLC. On April 5, 2024, the Company completed the acquisition of 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC (BWI Southeast) for $2.05 billion in cash. The BWI Southeast acquisition complements Martin Marietta’s existing geographic footprint in the southeast region by allowing the Company to expand into new growth platforms in target markets, including Tennessee and South Florida. The results from the acquired operations are reported in the Company's East Group.

The Company determined the acquisition-date fair values of assets acquired and liabilities assumed. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. As such, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remains open as of December 31, 2024. Notably, during the measurement period, the Company increased the acquisition-date fair value of property, plant and equipment by $91 million and reduced goodwill by $82 million. Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, property, plant and equipment; goodwill; other assets; other liabilities; and deferred income taxes. The goodwill generated by the transaction is not deductible for income tax purposes.

The following is a summary of the preliminary estimated fair values of the assets acquired and liabilities assumed as of April 5, 2024:

(in millions)
Assets:
Inventories	$47
Property, plant and equipment[1]	2,052
Intangible assets, other than goodwill	19
Other assets	2
Total assets	2,120
Liabilities:
Deferred income taxes	234
Asset retirement obligations	3
Other liabilities	96
Total liabilities	333
Net identifiable assets acquired	1,787
Goodwill	263
Total consideration	$2,050

1 Includes mineral reserves of $1.9 billion.

The following unaudited pro forma financial information summarizes the combined results of operations for the Company and BWI Southeast as though the companies were combined as of January 1, 2023. The unaudited pro forma financial information does not purport to project the future financial position or operating results of the combined company. Consistent with the assumed acquisition date of January 1, 2023, the pro forma financial results include acquisition and integration expenses of $23 million and a $20 million charge for selling inventory after its markup to fair value for the year ended December 31, 2023.

Form 10-K ♦ Page 79

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The following pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2023:

years ended December 31
(in millions)	2024	2023
Revenues	$6,588	$7,003
Net earnings from continuing operations attributable to Martin Marietta	$2,028	$1,117

Other Business Combinations. On January 12, 2024, the Company acquired Albert Frei & Sons, Inc. (AFS), a leading aggregates producer in Colorado. This acquisition provides more than 60 years (at current production levels) of high-quality, hard rock reserves to better serve new and existing customers and enhances the Company's aggregates platform in the Denver metropolitan area. The Company determined the acquisition-date fair values of the assets acquired and liabilities assumed. As of December 31, 2024, the measurement period is closed. The goodwill generated by the transaction is not deductible for income tax purposes. The acquisition is reported in the Company's West Group and is immaterial for pro-forma financial statement disclosures.

On October 25, 2024, the Company completed the acquisition of Youngquist Brothers Rock, LLC (YBR), a leading aggregates supplier in the Fort Myers, Florida area. This acquisition allows the Company to serve new and existing customers and enhances the Company's aggregates platform in South Florida. The acquisition was financed through short-term borrowings, which were repaid upon a public debt offering completed on November 4, 2024 (see Note G). The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Thus, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remains open as of December 31, 2024. Specific accounts subject to ongoing purchase accounting adjustments, include, but are not limited to, property, plant and equipment; goodwill; other assets; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's East Group and is immaterial for pro-forma financial statement disclosures.

On December 13, 2024, the Company acquired R.E. Janes Gravel Co. (RE Janes), an aggregates bolt-on in Texas. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Thus, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remains open as of December 31, 2024. Specific accounts subject to ongoing purchase accounting adjustments, include, but are not limited to, property, plant and equipment; goodwill; other assets; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's West Group and is immaterial for pro-forma financial statement disclosures.

In 2024, the Company completed acquisitions for total consideration of $1.6 billion, excluding the BWI Southeast transaction. On a combined preliminary basis, these acquisitions (excluding BWI Southeast) included $1.5 billion of property, plant and equipment (including $1.3 billion in mineral reserves), $115 million of goodwill, $27 million of other intangibles and $92 million of deferred income taxes. Individually and on a combined basis, these acquisitions are immaterial for pro-forma financial statement disclosures.

Divestitures

On February 9, 2024, the Company completed the sale of its South Texas cement business and certain of its related ready mixed concrete operations to CRH Americas Materials, Inc., a subsidiary of CRH plc, for $2.1 billion in cash plus normal customary closing adjustments. Specifically, the divested facilities included the Hunter cement plant in New Braunfels, Texas, related cement distribution terminals and 20 ready mixed concrete plants that served the Austin and San Antonio region, all of which were classified as assets held for sale as of December 31, 2023. The divestiture provided proceeds the Company used to consummate the BWI Southeast acquisition. The transaction resulted in a pretax gain of $1.3 billion, which is included in Other operating income, net, in the Company's consolidated statement of earnings for the year ended December 31, 2024 and is exclusive of transaction expenses incurred due to the divestiture. The divested operations and the gain on divestiture are reported in the West Group.

On October 31, 2023, the Company completed the sale of its Tehachapi, California cement plant to UNACEM Corp S.A.A. for $315 million in cash. In connection with the divestiture, the Company recorded a $26 million pretax loss in discontinued operations.

In May 2023, the Company divested its Stockton cement import terminal in California.

Form 10-K ♦ Page 80

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Discontinued Operations

The associated financial results for the Company's California cement and ready mixed concrete operations, which were part of the Company's West Group, were reported as discontinued operations on the consolidated statements of earnings through their respective divestiture dates. As of December 31, 2024 and 2023, no operations were classified as discontinued operations.

Financial results for the Company's discontinued operations are as follows:

years ended December 31 (in millions)	2023	2022
Revenues	$94	$309

Pretax (loss) earnings from operations	$(16)	$16
Pretax loss on divestitures and sales of assets	(24)	—
Pretax (loss) earnings	(40)	16
Income tax (benefit) expense	(10)	5
(Loss) Earnings from discontinued operations, net of income tax (benefit) expense	$(30)	$11

Cash flow information for the Company's discontinued operations is as follows:

years ended December 31 (in millions)	2023	2022
Net cash provided by (used for) operating activities	$1	$(32)
Additions to property, plant and equipment	$(3)	$(16)
Proceeds from divestitures and sales of assets	372	250
Net cash provided by investing activities	$369	$234

Assets and Liabilities Held for Sale

Assets and liabilities held for sale at December 31, 2024 included certain nonoperating land. At December 31, 2023, assets and liabilities held for sale also included the South Texas cement plant, related cement distribution terminals, and 20 ready mixed concrete plants which were sold in February 2024.

Assets and liabilities held for sale are as follows:

December 31 (in millions)	2024	2023
Inventories, net	$—	$61
Investment land	8	18
Other assets	—	4
Property, plant and equipment	—	327
Intangible assets, excluding goodwill	—	122
Operating lease right-of-use assets	—	15
Goodwill	—	260
Total current assets held for sale	$8	$807

Lease obligations	$—	$(16)
Asset retirement obligations	—	(2)
Total current liabilities held for sale	$—	$(18)

Form 10-K ♦ Page 81

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note C: Goodwill and Other Intangible Assets

The following table shows the changes in goodwill by reportable segment and in total:

December 31	East Group	West Group	Total
(in millions)	2024
Balance at beginning of period	$764	$2,625	$3,389
Acquisitions	267	111	378
Balance at end of period	$1,031	$2,736	$3,767

	2023
Balance at beginning of period	$764	$2,885	$3,649
Goodwill allocated to assets held for sale	—	(260)	(260)
Balance at end of period	$764	$2,625	$3,389

Intangible assets subject to amortization consist of the following:

December 31	Gross Amount	Accumulated Amortization	Net Balance
(in millions)	2024
Noncompetition agreements	$4	$(4)	$—
Customer relationships	462	(101)	361
Operating permits	370	(62)	308
Use rights and other	30	(13)	17
Trade names	23	(17)	6
Total	$889	$(197)	$692

	2023
Noncompetition agreements	$4	$(4)	$—
Customer relationships	421	(80)	341
Operating permits	369	(56)	313
Use rights and other	14	(12)	2
Trade names	24	(16)	8
Total	$832	$(168)	$664

Intangible assets deemed to have an indefinite life that are therefore not amortized consist of the following:

December 31	Building Materials Business	Magnesia Specialties	Total
(in millions)	2024
Operating permits	$7	$—	$7
Use rights	29	—	29
Trade names	—	2	2
Total	$36	$2	$38

	2023
Operating permits	$7	$—	$7
Use rights	25	—	25
Trade names	—	2	2
Total	$32	$2	$34

Form 10-K ♦ Page 82

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Intangible assets acquired during 2024, of which $46 million were from business combinations, are as follows:

(in millions, except year data)	Amount	Weighted-average amortization period
Subject to amortization:
Customer relationships	$40	11 years
Use rights and other	16	10 years
Permits	1	40 years
Total subject to amortization	$57	11 years
Not subject to amortization:
Use rights and other	5	N/A
Total	$62

Amortization expense for intangible assets for the years ended December 31, 2024, 2023 and 2022 was $29 million, $28 million and $27 million, respectively.

The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

(in millions)
2025	$33
2026	31
2027	30
2028	30
2029	29
Thereafter	539
Total	$692

Note D: Accounts Receivable, Net

December 31
(in millions)	2024	2023
Customer receivables	$678	$747
Other current receivables	8	18
Total accounts receivable	686	765
Less: allowance for estimated credit losses	(8)	(12)
Accounts receivable, net	$678	$753

Note E: Inventories, Net

December 31 (in millions)	2024	2023
Finished products	$1,327	$1,152
Products in process	24	25
Raw materials	65	60
Supplies and expendable parts	162	155
Total inventories	1,578	1,392
Less: allowances	(463)	(403)
Inventories, net	$1,115	$989

Form 10-K ♦ Page 83

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note F: Property, Plant and Equipment, Net

December 31
(in millions)	2024	2023
Land and land improvements	$1,858	$1,599
Mineral reserves and interests	6,328	2,982
Buildings	175	160
Machinery and equipment	6,117	5,380
Construction in progress	313	333
Finance lease right-of-use assets	295	254
Total property, plant and equipment	15,086	10,708
Less: accumulated depreciation, depletion and amortization	(4,977)	(4,522)
Property, plant and equipment, net	$10,109	$6,186

Depreciation, depletion and amortization expense related to property, plant and equipment was $540 million, $480 million and $473 million for the years ended December 31, 2024, 2023 and 2022, respectively. Depreciation, depletion and amortization expense includes amortization of right-of-use assets from finance leases.

At both December 31, 2024 and 2023, $40 million of the Building Materials business’ property, plant and equipment, net, were located in The Bahamas and Canada.

Note G: Debt

December 31 (in millions)	2024	2023
4.250% Senior Notes, due 2024	$—	$400
7% Debentures, due 2025	125	125
3.450% Senior Notes, due 2027	299	299
3.500% Senior Notes, due 2027	493	492
2.500% Senior Notes, due 2030	472	472
2.400% Senior Notes, due 2031	890	890
5.150% Senior Notes, due 2034	738	—
6.25% Senior Notes, due 2037	228	228
4.250% Senior Notes, due 2047	591	590
3.200% Senior Notes, due 2051	851	850
5.500% Senior Notes, due 2054	726	—
Total debt	5,413	4,346
Less: current maturities	(125)	(400)
Long-term debt	$5,288	$3,946

On July 2, 2024, the Company used available liquidity to repay the $400 million of 4.250% Senior Notes at maturity.

On November 4, 2024, the Company issued $750 million aggregate principal amount of 5.150% Senior Notes due 2034 (the 5.150% Senior Notes due 2034) and $750 million aggregate principal amount of 5.500% Senior Notes due 2054 (the 5.500% Senior Notes due 2054) pursuant to a base indenture, dated as of May 22, 2017 (the Base Indenture), as amended and supplemented from time to time, including by the Fifth Supplemental Indenture, dated as of November 4, 2024, and, together with the Base Indenture (the Indenture) between the Company and Regions Bank, as trustee, governing these notes. On the consolidated balance sheets, the 5.150% Senior Notes due 2034 and 5.500% Senior Notes due 2054 are carried net of original issue discount, which will be amortized using the effective interest method over the terms of the issues. A portion of the net proceeds of the 5.150% Senior Notes due 2034 and 5.500% Senior Notes due 2054 were used for the repayment of all borrowings outstanding under the Company’s short-term borrowing facilities. The remaining net proceeds were used for general corporate purposes, including acquisitions, land purchases and other capital needs.

Form 10-K ♦ Page 84

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Prior to September 1, 2034, with respect to the 5.150% Senior Notes due 2034, and prior to June 1, 2054, with respect to the 5.500% Senior Notes due 2054 (each, a Par Call Date), the Company may redeem the notes of a series, at its option, in whole or in part, at any time or from time to time, at a redemption price equal to the greater of: (i) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the notes of such series are scheduled to mature on the applicable Par Call Date) on a semi-annual basis at the applicable Treasury Rate (as defined in the Indenture) plus 15 basis points, in the case of the 5.150% Senior Notes due 2034, and 20 basis points, in the case of the 5.500% Senior Notes due 2054, less (b) interest accrued to, but excluding, the redemption date, and (ii) 100% of the principal amount of the notes of the applicable series to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. On or after the applicable Par Call Date and prior to maturity, the Company may redeem the note of a series, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the notes of such series being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

The Company’s 7% Debentures due 2025, 3.450% Senior Notes due 2027, 3.500% Senior Notes due 2027, 2.500% Senior Notes due 2030, 2.400% Senior Notes due 2031, 5.150% Senior Notes due 2034, 6.25% Senior Notes due 2037, 4.250% Senior Notes due 2047, 3.200% Senior Notes due 2051 and 5.500% Senior Notes due 2054 (collectively, the Senior Notes) are senior unsecured obligations of the Company, ranking equal in right of payment with the Company’s existing and future unsubordinated indebtedness. The Senior Notes, with the exception of the 7% Debentures due 2025 and the 6.25% Senior Notes due 2037, are redeemable prior to their respective par call dates, as defined, at a make-whole redemption price, and at a price equal to 100% of the principal amount after their respective par call dates and prior to their respective maturity dates. The 6.25% Senior Notes due 2037 are redeemable in whole at any time or in part from time to time at a make-whole redemption price. Upon a change-of-control repurchase event and a resulting below-investment-grade credit rating, the Company would be required to make an offer to repurchase all outstanding Senior Notes, with the exception of the 7% Debentures due 2025, at a price in cash equal to 101% of the principal amount of the Senior Notes, plus any accrued and unpaid interest.

The Senior Notes are carried net of original issue discount, which is being amortized by the effective interest method over the life of the issue. The principal amount as of December 31, 2024, effective interest rate and maturity date for the Senior Notes are as follows:

	Principal Amount (in millions)	Effective Interest Rate	Maturity Date
7% Debentures	$125	7.05%	December 1, 2025
3.450% Senior Notes	$300	3.55%	June 1, 2027
3.500% Senior Notes	$495	3.61%	December 15, 2027
2.500% Senior Notes	$478	2.71%	March 15, 2030
2.400% Senior Notes	$896	2.48%	July 15, 2031
5.150% Senior Notes	$750	5.33%	December 1, 2034
6.25% Senior Notes	$230	6.32%	May 1, 2037
4.250% Senior Notes	$598	4.32%	December 15, 2047
3.200% Senior Notes	$866	3.29%	July 15, 2051
5.500% Senior Notes	$750	5.70%	December 1, 2054

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, N.A., Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for a $800 million five-year senior unsecured revolving facility (the Revolving Facility) with a maturity date of December 21, 2029. Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the Secured Overnight Financing Rate (SOFR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. Any outstanding principal amounts, together with interest accrued thereon, are due in full on that maturity date. There were no borrowings outstanding under the Revolving Facility as of December 31, 2024 and 2023. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At December 31, 2024 and 2023, the Company had $3 million of outstanding letters of credit issued and $797 million available for borrowing under the Revolving Facility. The Company paid the bank group an upfront loan commitment fee that is being amortized over the life of the Revolving Facility. The Revolving Facility includes an annual facility fee.

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization, as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end

Form 10-K ♦ Page 85

Part II ♦ Item 8 – Financial Statements and Supplementary Data

of any fiscal quarter, provided that the Company may exclude from the Ratio any debt incurred in connection with certain acquisitions during the quarter or three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if no amounts are outstanding under the Revolving Facility or the Company's trade receivable securitization facility (discussed later), consolidated debt, as defined, which includes debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at December 31, 2024.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility). On September 18, 2024, the Company extended the maturity to September 17, 2025. The Trade Receivable Facility, with Truist Bank, Regions Bank, First-Citizens Bank & Trust Company, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to Adjusted Term Secured Overnight Financing Rate (Adjusted Term SOFR), as defined, plus 0.8%. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $500 million. At December 31, 2024 and 2023, there were no borrowings outstanding under the Trade Receivable Facility.

The Company’s long-term debt maturities for each of the next five years and thereafter are as follows:

(in millions)
2025	$125
2026	—
2027	792
2028	—
2029	—
Thereafter	4,496
Total	$5,413

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

Restricted cash at December 31, 2023 was held in a trust account with a third-party intermediary. Due to the short-term nature of this account, the carrying value of restricted cash approximated its fair value.

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, accounts receivable are more heavily concentrated in certain states, namely Texas, North Carolina, Colorado, California, Georgia, Florida, Minnesota, Arizona, South Carolina and Iowa. The carrying values of accounts receivable approximate their fair values.

Accounts payable represent amounts owed to suppliers and vendors. The estimated carrying value of accounts payable approximates its fair value due to the short-term nature of the payables.

The carrying value and fair value of the Company’s long-term debt were $5.4 billion and $4.8 billion, respectively, at December 31, 2024 and $4.3 billion and $3.9 billion, respectively, at December 31, 2023. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 1 of the fair value hierarchy using quoted market prices.

Form 10-K ♦ Page 86

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note I: Income Taxes

The components of the Company’s income tax expense from continuing operations are as follows:

years ended December 31 (in millions)	2024	2023	2022
Federal income taxes:
Current	$565	$264	$175
Deferred	(41)	(11)	18
Total federal income taxes	524	253	193
State income taxes:
Current	80	43	35
Deferred	(4)	(3)	6
Total state income taxes	76	40	41
Total current foreign income taxes	—	—	1
Income tax expense	$600	$293	$235

The Company generated foreign pretax earnings of $13 million, earnings of $8 million and a loss of $2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Deferred foreign income tax expense is not material.

The Company’s effective income tax rate on continuing operations varied from the statutory United States income tax rate due to the following tax differences:

years ended December 31	2024	2023	2022
Statutory income tax rate	21.0%	21.0%	21.0%
(Reduction) increase resulting from:
Effect of statutory depletion	(1.4)	(2.3)	(2.4)
State income taxes, net of federal tax benefit	2.3	2.1	2.9
Goodwill write-off for divestiture	1.8	—	0.5
Federal tax credits	(0.5)	(0.8)	(0.9)
Equity investments in renewable energy tax credits, net	(0.3)	(0.2)	—
Other items	0.2	(0.2)	0.4
Effective income tax rate	23.1%	19.6%	21.5%

The higher 2024 effective income tax rate versus 2023 was driven by the impact of the February 2024 divestiture of the South Texas cement business and certain related ready mixed concrete operations, which included the write-off of certain nondeductible goodwill. The higher 2022 effective tax rate versus 2023 was primarily driven by the impact of the divestiture of the Colorado and Central Texas ready mixed concrete businesses.

The statutory depletion deduction for all years is calculated as a percentage of revenues, subject to certain limitations. Due to these limitations, changes in the sales volumes and pretax earnings may not proportionately affect the Company’s statutory depletion deduction and the corresponding impact on the effective income tax rate. However, the impact of the depletion deduction on the estimated effective tax rate is inversely affected by increases or decreases in pretax earnings.

The Company invests in renewable energy investment entities which qualify for tax credits and other tax benefits and are accounted for under the proportional amortization method. For the year ended December 31, 2024, amortization of these investments plus income recapture, which are included in the line item Income tax expense in the consolidated statements of earnings, were $148 million and $16 million, respectively, and offset by $153 million of tax credits and $17 million of other tax benefits. For the year ended December 31, 2023, amortization plus income recapture of similar investments were $26 million and $1 million, respectively, offset by $24 million of tax credits and $2 million of other tax benefits. There was no investment amortization for the year ended December 31, 2022. As of December 31, 2024, the Company has committed to additional equity contributions of $44 million for tax equity investments related to RETC projects. These amounts, which are expected to be paid in 2025, are recorded in the line item Other current liabilities on the consolidated balance sheet.

Form 10-K ♦ Page 87

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Internal Revenue Service has provided certain disaster tax relief for North Carolina businesses affected by Hurricanes Debby and Helene, which allows the Company to defer estimated federal and certain state income, payroll and excise tax payments for the period from August 2024 through April 2025. The deferred obligation will be due May 1, 2025. The Company deferred income tax payments of $102 million under this provision as of December 31, 2024.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

December 31	Deferred Assets (Liabilities)
(in millions)	2024	2023
Deferred tax assets related to:
Inventories	$147	$121
Valuation and other reserves	65	34
Net operating loss carryforwards	2	3
Accumulated other comprehensive loss	41	54
Lease liabilities	147	142
Other items, net	13	4
Gross deferred tax assets	415	358
Valuation allowance on deferred tax assets	(2)	(3)
Total net deferred tax assets	413	355
Deferred tax liabilities related to:
Property, plant and equipment	(1,158)	(828)
Goodwill and other intangibles	(171)	(168)
Right-of-use assets	(144)	(142)
Partnerships and joint ventures	(47)	(34)
Employee benefits	(62)	(57)
Total deferred tax liabilities	(1,582)	(1,229)
Deferred income taxes, net	$(1,169)	$(874)

The Company had immaterial gross domestic federal net operating loss (NOL) carryforwards at both December 31, 2024 and 2023. The Company had gross domestic state NOL carryforwards of $24 million and $43 million at December 31, 2024 and 2023, respectively. The domestic federal and state carryforwards have various expiration dates through 2044. The Company also had immaterial domestic state tax credit carryforwards at December 31, 2024 and 2023, which have various expiration dates through 2044.

The Company expects to reinvest the earnings from its wholly-owned Canadian and Bahamian subsidiaries indefinitely, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the foreign earnings was immaterial at December 31, 2024 and 2023.

The Company’s unrecognized tax benefits are immaterial for the years ended December 31, 2024, 2023 and 2022. Unrecognized tax benefits are reversed as a discrete event if an examination of applicable tax returns is not initiated by a federal or state tax authority within the statute of limitations or upon effective settlement with federal or state tax authorities. Management believes its accrual for unrecognized tax benefits is sufficient to cover uncertain tax positions reviewed during audits by taxing authorities. The Company anticipates an immaterial decrease in its unrecognized tax benefits during the twelve months ending December 31, 2025, due to the expiration of the statutes of limitations for the 2021 tax year.

The Company’s tax years subject to federal, state or foreign examinations are 2020 through 2024.

Note J: Retirement and Other Benefit Plans

Defined Benefit Retirement Plans. The Company sponsors defined benefit retirement plans that cover substantially all employees. Defined retirement benefits for salaried employees are based on each employee’s years of service and average compensation for a specified period of time before retirement. Defined retirement benefits for hourly employees are generally stated amounts for specified periods of service.

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

The net periodic benefit cost of defined benefit plans includes the following components:

years ended December 31 (in millions)	2024	2023	2022
Service cost	$38	$33	$48
Interest cost	55	51	41
Expected return on assets	(79)	(71)	(77)
Amortization of:
Prior service cost	6	6	4
Actuarial loss	2	1	4
Settlement charge	—	—	5
Net periodic benefit cost	$22	$20	$25

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

The Company recognized the following pretax amounts in consolidated comprehensive earnings:

years ended December 31
(in millions)	2024	2023	2022
Actuarial (gain) loss	$(44)	$21	$(115)
Prior service cost	—	—	48
Amortization of:
Prior service cost	(6)	(6)	(4)
Actuarial loss	(2)	(1)	(4)
Settlement charge	—	—	(5)
Total	$(52)	$14	$(80)

During 2022, the Company amended its qualified pension plan to provide an enhanced benefit for eligible hourly active participants who retire subsequent to April 30, 2022, which resulted in a remeasurement of the qualified pension plan as of February 28, 2022. The remeasurement increased the defined benefit plans’ unrecognized prior service cost by $48 million.

Accumulated other comprehensive loss includes the following amounts that have not yet been recognized in net periodic benefit cost:

December 31	2024		2023
(in millions)	Gross	Net of tax	Gross	Net of tax
Prior service cost	$37	$7	$42	$20
Actuarial loss	17	3	64	30
Total	$54	$10	$106	$50

Form 10-K ♦ Page 89

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The defined benefit plans’ change in projected benefit obligation is as follows:

years ended December 31
(in millions)	2024	2023
Net projected benefit obligation at beginning of year	$970	$858
Service cost	38	33
Interest cost	55	51
Actuarial (gain) loss	(46)	73
Gross benefits paid	(50)	(45)
Net projected benefit obligation at end of year	$967	$970

The largest component of the actuarial gain in 2024 was the impact of the higher discount rate compared with 2023. The actuarial loss in 2023 was primarily attributable to a lower discount rate compared with 2022.

The Company’s change in plan assets, funded status and amounts recognized on the Company’s consolidated balance sheets are as follows:

years ended December 31
(in millions)	2024	2023
Fair value of plan assets at beginning of year	$1,177	$1,067
Actual return on plan assets, net	77	123
Employer contributions	34	32
Gross benefits paid	(50)	(45)
Fair value of plan assets at end of year	$1,238	$1,177

December 31
(in millions)	2024	2023
Funded status of the plan at end of year	$271	$207
Accrued benefit credit	$271	$207

December 31
(in millions)	2024	2023
Amounts recognized on consolidated balance sheets consist of:
Noncurrent asset	$371	$308
Current liability	(13)	(8)
Noncurrent liability	(87)	(93)
Net amount recognized at end of year	$271	$207

The accumulated benefit obligation for all defined benefit pension plans was $879 million and $882 million at December 31, 2024 and 2023, respectively.

Benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets are as follows:

December 31
(in millions)	2024	2023
Projected benefit obligation	$100	$101
Accumulated benefit obligation	$90	$91
Fair value of plan assets	$—	$1

Weighted-average assumptions used to determine benefit obligations as of December 31 are:

	2024	2023
Discount rate	6.00%	5.58%
Rate of increase in future compensation levels	4.50%	4.50%

Form 10-K ♦ Page 90

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are:

	2024	2023	2022
Discount rate	5.58%	5.88%	3.44%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on assets	6.75%	6.75%	6.75%

The expected long-term rate of return on pension fund assets is based on the current asset class mix of the Company's pension plan assets, current capital market conditions and a stochastic forecast of future conditions.

As of December 31, 2024 and 2023, the Company estimated the remaining lives of participants in the pension plans using the Pri-2012 Base tables. The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants; the tables were adjusted to reflect both the mortality experience of the Company’s participants and a geospatial mortality analysis. The Company used the MP-2020 mortality improvement scale for 2024 and 2023.

Retirement plan assets are invested in listed stocks, bonds, real estate, private infrastructure and cash equivalents. The target allocation for 2024 and the actual pension plan asset allocation by asset class are as follows:

	Percentage of Plan Assets
	2024
	Target	December 31
Asset Class	Allocation	2024	2023
Equity securities	56%	58%	53%
Debt securities	28%	22%	27%
Real estate	10%	10%	12%
Private infrastructure	6%	8%	8%
Cash	0%	2%	0%
Total	100%	100%	100%

The Company’s investment strategy is for equity securities to be invested in mid-sized to large capitalization U.S. funds, and small capitalization, international and emerging growth funds. Debt securities, or fixed income investments, are invested in funds benchmarked to the Barclays U.S. Aggregate Bond Index.

Form 10-K ♦ Page 91

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The fair values of pension plan assets by asset class and fair value hierarchy level are as follows:

	Fair Value Measurements
December 31	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value	Total Fair Value
(in millions)	2024
Equity securities[1]:
Mid-sized to large cap	$—	$—	$—	$359	$359
Small cap, international and emerging growth funds	—	—	—	361	361
Debt securities[1]:
Core fixed income	—	—	—	271	271
Real estate	—	—	—	130	130
Private infrastructure	—	—	—	96	96
Cash equivalents	—	—	—	21	21
Total	$—	$—	$—	$1,238	$1,238

	2023
Equity securities[1]:
Mid-sized to large cap	$—	$—	$—	$307	$307
Small cap, international and emerging growth funds	—	—	—	320	320
Debt securities[1]:
Core fixed income	—	—	—	319	319
Real estate	—	—	—	137	137
Private infrastructure	—	—	—	90	90
Cash equivalents	—	—	—	4	4
Total	$—	$—	$—	$1,177	$1,177

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

In 2024 and 2023, the Company made combined pension plan and SERP contributions of $34 million and $32 million, respectively. The Company currently estimates that it will contribute $40 million to its pension plans in 2025.

The expected benefit payments to be paid from plan assets for each of the next five years and the five-year period thereafter are as follows:

(in millions)
2025	$59
2026	$60
2027	$63
2028	$66
2029	$65
Years 2030 - 2034	$353

Form 10-K ♦ Page 92

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Postretirement and Postemployment Benefits. The Company provides other postretirement benefits for certain employees, including medical benefits for retirees and their spouses and retiree life insurance. Employees starting on or after January 1, 2002 are not eligible for postretirement welfare plans. Postretirement medical benefits are paid from the Company's assets. The obligation, if any, for retiree medical payments is subject to the terms of the plan. At December 31, 2024 and 2023, the Company's recorded benefit obligation related to these benefits totaled $7 million and $8 million, respectively. The Company also provides certain benefits, such as disability benefits, to former or inactive employees after employment but before retirement.

Defined Contribution Plan. The Company maintains a defined contribution plan that covers substantially all employees. This plan, qualified under Section 401(a) of the Internal Revenue Code, is a retirement savings and investment plan for the Company’s salaried and hourly employees. Under certain provisions of the plan, the Company matches employees’ eligible contributions at established rates. The Company’s matching obligations were $22 million in both 2024 and 2023, and $23 million in 2022.

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

The following table summarizes information for restricted stock awards and incentive compensation stock awards for 2024:

	Restricted Stock - Service Based		Restricted Stock - Performance Based		Incentive Compensation Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
January 1, 2024	210,643	$289.26	98,150	$384.02	17,326	$364.09
Awarded	46,323	$553.17	29,746	$595.00	11,543	$548.68
Distributed	(60,143)	$307.63	(81,439)	$352.52	(12,760)	$389.15
Forfeited	(5,289)	$389.70	(5,490)	$443.71	(566)	$400.15
Adjustment for performance	—	$—	47,537	$362.60	—	$—
December 31, 2024	191,534	$370.27	88,504	$468.71	15,543	$497.76

Form 10-K ♦ Page 93

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The weighted-average grant-date fair value per share of service-based restricted stock awards granted during 2024, 2023 and 2022 was $553.17, $369.18 and $362.77, respectively. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during 2024, 2023 and 2022 was $595.00, $392.73 and $406.99, respectively. The weighted-average grant-date fair value per share of incentive compensation stock awards granted during 2024, 2023 and 2022 was $548.68, $362.08 and $369.05, respectively.

The aggregate intrinsic values for unvested service-based and performance-based restricted stock awards of $145 million and unvested incentive compensation stock awards of $2 million at December 31, 2024 were based on the closing price of the Company’s common stock at December 31, 2024, which was $516.50. The aggregate intrinsic values of service-based and performance-based restricted stock awards distributed during the years ended December 31, 2024, 2023 and 2022 were $76 million, $48 million and $65 million, respectively. The aggregate intrinsic values of incentive compensation stock awards distributed during the years ended December 31, 2024, 2023 and 2022 were $4 million, $4 million and $3 million, respectively. The aggregate intrinsic values for distributed awards were based on the closing prices of the Company’s common stock on the dates of distribution.

Prior to 2016, under the Plans, the Company granted options to employees to purchase its common stock at a price equal to the closing market value at the date of grant. Options become exercisable in four annual installments beginning one year after date of grant. Outstanding options expire ten years after the grant date.

The following table includes summary information for stock options as of December 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding at January 1, 2024	6,103	$144.14
Exercised	(2,480)	$128.89
Outstanding at December 31, 2024	3,623	$154.58	0.4

Exercisable at December 31, 2024	3,623	$154.58	0.4

The aggregate intrinsic values of options exercised during each of the three years ended December 31, 2024, 2023 and 2022 were immaterial. The aggregate intrinsic values for options outstanding and exercisable at December 31, 2024 were immaterial and were based on the closing price of the Company’s common stock at December 31, 2024, which was $516.50.

At December 31, 2024, there were approximately 0.3 million awards available for grant under the Plans. In 2016, the Company’s shareholders approved the issuance of an additional 0.8 million shares of common stock under the Plans.

In 1996, the Company adopted the Shareholder Value Achievement Plan to award shares of the Company’s common stock to key senior employees based on certain common stock performance criteria over a long-term period. As of December 31, 2024, 0.2 million shares of common stock remain reserved for issuance. No awards have been granted under this plan since 2000.

The Company adopted and the shareholders approved the Common Stock Purchase Plan for Directors in 1996, which provides nonemployee members of the Board of Directors the election to receive all or a portion of their total fees in the form of the Company’s common stock. Beginning in 2016, members of the Board of Directors were not required to defer any of their fees in the form of the Company’s common stock. Under the terms of this plan, 0.3 million shares of common stock were reserved for issuance. Nonemployee members of the Board of Directors elected to defer portions of their fees representing 834, 1,333 and 1,767 shares of the Company’s common stock under this plan during 2024, 2023 and 2022, respectively.

Form 10-K ♦ Page 94

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The following table summarizes stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, unrecognized compensation cost for nonvested awards at December 31, 2024 and the weighted-average period over which unrecognized compensation cost will be recognized:

(in millions, except year data)	Restricted Stock (Service- and Performance-Based)	Incentive Compensation Stock	Directors’ Fees Paid in Stock	Total
Stock-based compensation expense recognized for years ended December 31:
2024	$56	$1	$1	$58
2023	$49	$1	$—	$50
2022	$41	$1	$1	$43
Unrecognized compensation cost at December 31, 2024	$28	$1	$—	$29
Weighted-average period over which unrecognized compensation cost will be recognized	1.9 years	1.8 years

Total tax benefits related to stock-based compensation expense were $9 million, $9 million and $8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following presents expected stock-based compensation expense in future periods for outstanding awards as of December 31, 2024:

(in millions)
2025	$19
2026	$8
2027	$1
2028	$1
Total	$29

Stock-based compensation expense is primarily included in Selling, general and administrative expenses in the Company’s consolidated statements of earnings.

Note L: Leases

The Company has leases, primarily for equipment, railcars, fleet vehicles, office space, land, information technology equipment and software. The Company’s leases have remaining lease terms, inclusive of options to renew that the Company is reasonably certain to exercise, ranging from less than one year to 46 years. Some of the Company's leases include options to terminate the leases within one year.

Certain of the Company’s lease agreements include payments based upon variable rates, including, but not limited to, hours used, tonnage processed and factors related to indices. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease cost are as follows:

years ended December 31 (in millions)	2024	2023	2022
Operating lease cost	$76	$77	$73
Finance lease cost:
Amortization of right-of-use assets	26	21	18
Interest on lease liabilities	6	5	4
Variable lease cost	14	18	17
Short-term lease cost	46	46	45
Total lease cost	$168	$167	$157

Form 10-K ♦ Page 95

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Company has royalty agreements that are prescriptively excluded from the scope of ASC 842 and generally require royalty payments based on tons produced, tons sold or total sales dollars and also contain minimum payments. Royalty expense was $92 million, $86 million and $78 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The balance sheet classifications of operating and finance leases are as follows:

December 31 (in millions)	2024	2023
Operating leases:
Operating lease right-of-use assets	$376	$372

Current operating lease liabilities	$56	$53
Noncurrent operating lease liabilities	335	327
Total operating lease liabilities	$391	$380

Finance leases:
Property, plant and equipment	$295	$254
Accumulated depreciation	(83)	(59)
Property, plant and equipment, net	$212	$195

Other current liabilities	$19	$20
Other noncurrent liabilities	202	180
Total finance lease liabilities	$221	$200

The incremental borrowing rate ranged from 0.4% to 6.0% for the years ended December 31, 2024 and 2023. Weighted-average remaining lease terms and discount rates are as follows:

December 31	2024	2023
Weighted-average remaining lease terms (years):
Operating leases	11.0	11.7
Finance leases	18.1	18.3

Weighted-average discount rates:
Operating leases	4.6%	4.3%
Finance leases	3.3%	2.6%

Future lease payments as of December 31, 2024 are as follows:

	Operating	Finance
(in millions)	Leases	Leases
2025	$72	$26
2026	65	19
2027	53	18
2028	43	16
2029	38	15
Thereafter	234	202
Total lease payments	505	296
Less: imputed interest	(114)	(75)
Present value of lease payments	391	221
Less: current lease obligations	(56)	(19)
Total long-term lease obligations	$335	$202

Form 10-K ♦ Page 96

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note M: Shareholders’ Equity

The authorized capital structure of the Company includes 100 million shares of common stock, with a par value of $0.01 per share. At December 31, 2024, approximately 1.0 million common shares were reserved for issuance under stock-based award plans.

Pursuant to authority granted by its Board of Directors, the Company can repurchase up to 20 million shares of common stock. During 2024, the Company repurchased 0.8 million shares of common stock. During each of 2023 and 2022, the Company repurchased 0.4 million shares of common stock. Future share repurchases are at the discretion of management. At December 31, 2024, 11.9 million shares of common stock were remaining under the Company’s repurchase authorization.

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

Asset Retirement Obligations. The Company incurs reclamation and teardown costs as part of its mining and production processes. Estimated future obligations are discounted to their present value and accreted to their projected future obligations via charges to operating expenses. Additionally, the fixed assets recorded concurrently with the liabilities are depreciated over the period until retirement activities are expected to occur. Total accretion and depreciation expenses for 2024, 2023 and 2022 were $28 million, $17 million and $16 million, respectively, and are included in Other operating income, net, in the consolidated statements of earnings.

The following shows the changes in asset retirement obligations:

years ended December 31 (in millions)	2024	2023	2022
Balance at beginning of year	$400	$380	$307
Accretion expense	11	11	10
Liabilities incurred and liabilities assumed in business combinations	12	34	79
Liabilities settled	(2)	(28)	(14)
Revisions in estimated cash flows	9	(13)	(3)
Liabilities reclassified from assets held for sale	2	16	1
Balance at end of year	$432	$400	$380

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

Insurance Reserves. At December 31, 2024 and 2023, reserves of $53 million and $47 million, respectively, were recorded for insurance claims.

Letters of Credit. In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At December 31, 2024, the Company was contingently liable for $37 million in letters of credit.

Form 10-K ♦ Page 97

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Surety Bonds. At December 31, 2024, the Company was contingently liable for $818 million in surety bonds required by certain states and municipalities and their related agencies. The bonds are provided in the normal course of business and are principally for certain insurance claims, construction contracts, reclamation obligations and mining permits guaranteeing the Company’s own performance. The Company has indemnified the underwriting insurance company against any exposure under the surety bonds. In the Company’s past experience, no material claims have been made against these financial instruments.

Purchase Commitments. The Company had purchase commitments for property, plant and equipment of $162 million as of December 31, 2024. The Company also had other purchase obligations related to energy and service contracts of $158 million as of December 31, 2024. The Company’s contractual purchase commitments as of December 31, 2024 are as follows:

(in millions)
2025	$215
2026	21
2027	15
2028	12
2029	12
Thereafter	45
Total	$320

Capital expenditures in 2024, 2023 and 2022 that were purchase commitments as of the prior year end were $139 million, $111 million and $90 million, respectively.

Contracts of Affreightment and Royalty Commitments. Future minimum contracts of affreightment and royalty commitments for all noncancelable agreements that are not accounted for as leases on the Company’s consolidated balance sheet as of December 31, 2024 are as follows:

(in millions)	Contracts of Affreightment	Royalty Commitments
2025	$17	$27
2026	17	15
2027	18	14
2028	—	13
2029	—	10
Thereafter	—	86
Total	$52	$165

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

Note O: Segments

As of December 31, 2024, the Building Materials business is comprised of four divisions that represent individual operating segments. These operating segments are consolidated into two reportable segments, the East Group and the West Group, for financial reporting purposes, as they meet the aggregation criteria. The Magnesia Specialties business represents an individual operating and reportable segment. The accounting policies used for segment reporting are the same as those described in Note A.

The Company’s Chief Operating Decision Maker (CODM) is the Chair, President and Chief Executive Officer. The CODM reviews results by reportable segment on a quarterly basis and allocates resources to achieve the Company’s strategic objectives based on an evaluation of each reportable segment’s performance. This evaluation is largely based on segment earnings from operations, as management believes this is the best metric of segment profitability and operating performance. Segment earnings from operations is also a measure in the determination of incentive compensation targets and awards. Segment earnings from operations include revenues less cost of revenues; selling, general and administrative expenses; other operating income and expenses, net; and exclude interest income and expense; other nonoperating income and expenses, net; and income tax expense.

Form 10-K ♦ Page 98

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The significant expense categories shown below align with the segment-level information regularly provided to the CODM. Other costs of revenues for each reportable segment include mainly repairs and maintenance, contract services, supplies and royalties.

Corporate loss from operations primarily includes depreciation and amortization; expenses for corporate administrative functions; acquisition, divestiture and integration expenses; and other nonrecurring income and expenses not attributable to operations of the Company's other operating segments.

The following tables display selected financial data for the Company’s reportable segments. Revenues, as presented on the consolidated statements of earnings, reflect the elimination of intersegment revenues, which represent sales from one segment to another segment and are immaterial. Revenues and earnings (loss) from operations reflect continuing operations only. Income tax expense is not allocated to the Company's reportable segments.

Earnings from operations for the West Group included a $1.3 billion gain and $16 million of transaction expenses in 2024 and $6 million of transaction expenses in 2023 on the divestiture of the South Texas cement business and certain of its related ready mixed concrete operations (see Note B); a noncash asset and portfolio rationalization charge of $50 million (see Note R) in 2024; and a nonrecurring gain on divestiture of $152 million in 2022.

year ended December 31, 2024 (in millions)	East Group	West Group	Magnesia Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$2,941	$3,275	$320	$6,536	$—	$6,536
Less:
Labor and benefits expense	391	402	39	832	1	833
Raw materials expense	96	466	18	580	—	580
Depreciation, depletion and amortization expense	259	254	15	528	3	531
Energy expense	145	147	31	323	—	323
External freight expense	108	220	31	359	—	359
Other costs of revenues	905	1,013	79	1,997	35	2,032
Selling, general and administrative expenses	139	187	20	346	101	447
Acquisition, divestiture and integration expenses	—	16	—	16	34	50
Other operating expense (income), net	7	(1,307)	(3)	(1,303)	(23)	(1,326)
Segment Earnings (Loss) from Operations	$891	$1,877	$90	$2,858	$(151)	$2,707
Interest expense						169
Other nonoperating income, net						(58)
Consolidated earnings from continuing operations before income tax expense						$2,596

year ended December 31, 2023 (in millions)	East Group	West Group	Magnesia Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$2,763	$3,699	$315	$6,777	$—	$6,777
Less:
Labor and benefits expense	362	433	36	831	(7)	824
Raw materials expense	104	556	22	682	—	682
Depreciation, depletion and amortization expense	205	261	13	479	3	482
Energy expense	152	216	37	405	—	405
External freight expense	113	233	30	376	—	376
Other costs of revenues	854	1,050	80	1,984	1	1,985
Selling, general and administrative expenses	124	177	18	319	124	443
Acquisition, divestiture and integration expenses	—	6	—	6	6	12
Other operating (income) expense, net	(8)	(10)	3	(15)	(13)	(28)
Segment Earnings (Loss) from Operations	$857	$777	$76	$1,710	$(114)	$1,596
Interest expense						165
Other nonoperating income, net						(62)
Consolidated earnings from continuing operations before income tax expense						$1,493

Form 10-K ♦ Page 99

Part II ♦ Item 8 – Financial Statements and Supplementary Data

year ended December 31, 2022 (in millions)	East Group	West Group	Magnesia Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$2,468	$3,389	$304	$6,161	$—	$6,161
Less:
Labor and benefits expense	340	428	35	803	—	803
Raw materials expense	118	568	27	713	—	713
Depreciation, depletion and amortization expense	205	255	12	472	3	475
Energy expense	175	280	45	500	—	500
External freight expense	143	259	31	433	—	433
Other costs of revenues	740	1,008	63	1,811	3	1,814
Selling, general and administrative expenses	115	166	16	297	100	397
Acquisition, divestiture and integration expenses	—	—	—	—	9	9
Other operating income, net	(8)	(164)	(1)	(173)	(17)	(190)
Segment Earnings (Loss) from Operations	$640	$589	$76	$1,305	$(98)	$1,207
Interest expense						169
Other nonoperating income, net						(53)
Consolidated earnings from continuing operations before income tax expense						$1,091

Assets employed by segment include assets directly identified with those operations. Corporate assets consist primarily of cash, cash equivalents and restricted cash; property, plant and equipment for corporate operations; and other assets not directly identifiable with a reportable segment.

December 31 (in millions) Assets employed	2024	2023
East Group	$8,452	$5,131
West Group	7,941	7,697
Magnesia Specialties	269	250
Total reportable segments	16,662	13,078
Corporate	1,508	2,047
Total	$18,170	$15,125

years ended December 31 (in millions) Total property additions, including the impact of acquisitions	2024	2023	2022
East Group	$3,185	$231	$189
West Group	1,216	342	302
Magnesia Specialties	32	39	32
Total reportable segments	4,433	612	523
Corporate	22	14	21
Total	$4,455	$626	$544

years ended December 31 (in millions) Property additions through acquisitions	2024	2023	2022
East Group	$2,853	$—	$—
West Group	732	—	3
Total	$3,585	$—	$3

Form 10-K ♦ Page 100

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note P: Revenues and Gross Profit

The following tables, which are reconciled to consolidated amounts, provide revenues and gross profit (loss) by line of business: Building Materials (further divided by product line) and Magnesia Specialties. Interproduct revenues represent sales from the aggregates product line to the cement and ready mixed concrete and asphalt and paving product lines and sales from the cement product line to the ready mixed concrete product line. Effective January 1, 2024, the Company combined the cement and ready mixed concrete product lines. This change was driven by the reduced significance of each of these product lines relative to the Building Materials business and consolidated operating results from recent divestitures. Additionally, there is a significant relationship between these product lines, as the ready mixed concrete product line is a significant customer of the cement product line. Revenues and gross profit (loss) reflect continuing operations only.

years ended December 31 (in millions) Revenues	2024	2023	2022
Building Materials business:
Aggregates	$4,514	$4,302	$3,879
Cement and ready mixed concrete	1,083	1,518	1,395
Asphalt and paving	869	887	788
Less: interproduct revenues	(250)	(245)	(205)
Total Building Materials business	6,216	6,462	5,857
Magnesia Specialties	320	315	304
Total	$6,536	$6,777	$6,161

years ended December 31 (in millions) Gross profit (loss)	2024	2023	2022
Building Materials business:
Aggregates	$1,449	$1,378	$984
Cement and ready mixed concrete	260	436	273
Asphalt and paving	101	109	81
Total Building Materials business	1,810	1,923	1,338
Magnesia Specialties:	107	97	91
Corporate	(39)	3	(6)
Total	$1,878	$2,023	$1,423

The above information for 2023 and 2022 has been reclassified to conform to current-year presentation. For the year ended December 31, 2023, the cement product line reported revenues of $726 million, inclusive of $217 million to the ready mixed concrete product line, and gross profit of $334 million. For the year ended December 31, 2023, the ready mixed concrete product line reported revenues of $1.0 billion and gross profit of $102 million. For the year ended December 31, 2022, the cement product line reported revenues of $620 million, inclusive of $178 million to the ready mixed concrete product line, and gross profit of $203 million. For the year ended December 31, 2022, the ready mixed concrete product line reported revenues of $953 million and gross profit of $70 million. Revenues from sales of cement to the ready mixed concrete product line were previously eliminated in the interproduct revenues line.

Domestic and foreign revenues are as follows:

years ended December 31 (in millions)	2024	2023	2022
Domestic	$6,487	$6,707	$6,078
Foreign	49	70	83
Total	$6,536	$6,777	$6,161

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

Future revenues from unsatisfied performance obligations at December 31, 2024, 2023 and 2022 were $255 million, $251 million and $239 million, respectively, where the remaining periods to complete these obligations ranged from one month to 36 months at December 31, 2024, one month to 22 months at December 31, 2023 and two months to 34 months at December 31, 2022.

Service Revenues. Service revenues, which include paving operations located in California and Colorado, were $411 million, $411 million and $354 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note Q: Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

years ended December 31
(in millions)	2024	2023	2022
Accrued liabilities for purchases of property, plant and equipment	$143	$128	$152
Right-of-use assets obtained in exchange for new operating lease liabilities	$68	$63	$27
Right-of-use assets obtained in exchange for new finance lease liabilities	$17	$22	$12
Remeasurement of operating lease right-of-use assets	$7	$10	$(3)
Remeasurement of finance lease right-of-use assets	$27	$—	$(13)
Acquisition of assets through asset exchange	$—	$5	$—

Supplemental disclosures of cash flow information are as follows:

years ended December 31
(in millions)	2024	2023	2022
Cash paid for interest, net of amount capitalized	$158	$159	$165
Cash paid for income taxes	$382	$292	$201
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$77	$77	$79
Operating cash flows used for finance leases	$6	$5	$5
Financing cash flows used for finance leases	$20	$17	$15

Note R: Other Operating Income, Net

Other operating income, net, is comprised generally of gains and losses on divestitures and the sale of assets; asset and portfolio rationalization charges; recoveries and losses related to certain customer accounts receivable; recoveries and losses on the resolution of contingency accruals; rental, royalty and services income; and accretion expense, depreciation expense, and gains and losses related to asset retirement obligations. These net amounts represented income of $1.3 billion, $28 million and $190 million in 2024, 2023 and 2022, respectively.

In 2024, other operating income, net, included a $1.3 billion pretax gain on the divestiture of the South Texas cement business and certain of its related ready mixed concrete operations and $28 million of gains on land sales, which were partially offset by a $50 million pretax, noncash asset and portfolio rationalization charge. The 2024 noncash asset and portfolio rationalization charge relates to the Company's decision to discontinue usage of certain long-haul distribution facilities to transport aggregates products into Colorado because the AFS acquisition completed in January 2024 provides more economical, local aggregates supply. This charge, which is reported in the West Group, reflects the Company's evaluation of the recoverability of certain long-lived assets, including property, plant and equipment and operating lease right-of-use assets, for the cessation of these railroad operations.

In 2023, other operating income, net, included $20 million of gains on land sales.

Form 10-K ♦ Page 102

Part II ♦ Item 8 – Financial Statements and Supplementary Data

In 2022, other operating income, net, included a $152 million pretax gain on the divestiture of the Colorado and Central Texas ready mixed concrete operations.

Note S: Other Nonoperating Income, Net

Other nonoperating income, net, is comprised generally of interest income; foreign currency transaction gains and losses; pension and postretirement benefit cost (excluding service cost); net equity earnings from nonconsolidated investments and other miscellaneous income and expenses. Other nonoperating income, net, was $58 million, $62 million and $53 million in 2024, 2023 and 2022, respectively. In 2024, other nonoperating income, net, included $40 million of interest income and $10 million of third-party railroad track maintenance expense. In 2023, other nonoperating income, net, included $47 million of interest income and $9 million of third-party railroad track maintenance expense. In 2022, other nonoperating income, net, included $14 million of interest income, a $12 million pretax gain related to the repurchase of the Company's debt and $8 million of third-party railroad track maintenance expense.

Form 10-K ♦ Page 103

Part II ♦ Item 9A – Controls and Procedures

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is included as the Statement of Financial Responsibility and Management’s Report on Internal Controls over Financial Reporting in Item 8, Financial Statements and Supplemental Data of this Form 10-K. The Company’s management concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of December 31, 2024. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements contained herein, also audited the Company’s internal control over financial reporting as of December 31, 2024. The audit report is included in Item 8, Financial Statements and Supplementary Data of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Form 10-K ♦ Page 104

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

ITEM 9B – OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or adopted or terminated a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Form 10-K ♦ Page 105

Part III ♦ Item 10 – Directors, Executive Officers and Corporate Governance

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions "The Board of Directors," "Proposal 1: Election of Directors" and “Corporate Governance Matters” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2024 (the “2025 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning Section 16(a) reporting compliance is incorporated by reference to the information appearing under the caption “Section 16(a) Reports” in the 2025 Proxy Statement. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading Information about our Executive Officers of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading Available Information of this Form 10‑K.

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.01 to this Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Required Pay Disclosures,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2025 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2025 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2025 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2025 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

Form 10-K ♦ 106

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) List of financial statements filed as part of this Form 10-K

The consolidated financial statements of Martin Marietta and consolidated subsidiaries, and related notes, appear in Item 8, Financial Statements and Supplemental Data of this Form 10-K.

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

The report of the Company’s independent registered public accounting firm with respect to the above-referenced financial statements is included in Item 8, Financial Statements and Supplemental Data of this Form 10-K. The consent of the Company’s independent registered public accounting firm is attached as Exhibit 23.01 to this Form 10-K.

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

Form 10-K ♦ 107

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

Form 10-K ♦ 108

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
4.22

Fifth Supplemental Indenture, dated as of November 4, 2024, between Martin Marietta Materials, Inc. and Regions Bank, as trustee, (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 4, 2024) (Commission File No. 1-12744)

4.23	Form of 5.150% Senior Notes due 2034 (contained in Exhibit 4.22)
4.24	Form of 5.500% Senior Notes due 2054 (contained in Exhibit 4.22)
4.25

Description of the Company’s Capital Stock (incorporated by reference to Exhibit 4.17 to the Martin Marietta Materials, Inc. Current Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 1-12744))

10.01

$800,000,000 Credit Agreement dated as of December 21, 2021 among Martin Marietta Materials, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and Deutsche Bank AG New York Branch, PNC Bank, National Association, Truist Bank, and Wells Fargo Bank, National Association, as Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 27, 2021) (Commission File No. 1-12744)

10.02

Loan Modification No. 1 and Extension Agreement dated as of December 22, 2022, among Martin Marietta Materials, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 22, 2022) (Commission File No. 1-12744)

10.03

Loan Modification No. 2 and Extension Agreement dated as of December 21, 2023 among the Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 21, 2023) (Commission File No. 1-12744)

10.04

Loan Modification No. 3 and Extension Agreement dated as of December 20, 2024 among the Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 20, 2024) (Commission File No. 1-12744)

10.05

Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.06

Commitment Letter dated as of June 20, 2014 to the Credit and Security Agreement, dated as of April 19, 2013 (as last amended April 18, 2014), among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1-12744)

10.07

Second Amendment to Credit and Security Agreement, dated as of April 18, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2014) (Commission File No. 1-12744)

10.08

Fifth Amendment to Credit and Security Agreement, dated as of September 30, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on October 3, 2014) (Commission File No. 1-12744)

10.09

Seventh Amendment to Credit and Security Agreement, dated as of September 28, 2016, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as

Form 10-K ♦ 109

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.

administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 30, 2016) (Commission File No. 1-12744)

10.10

Ninth Amendment to Credit and Security Agreement, dated as of April 17, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 17, 2018) (Commission File No. 1-12744)

10.11

Tenth Amendment to Credit and Security Agreement, dated as of September 28, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 25, 2018) (Commission File No. 1-12744)

10.12

Eleventh Amendment to Credit and Security Agreement, dated as of September 24, 2019, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 24, 2019) (Commission File No. 1-12744)

10.13

Twelfth Amendment to Credit and Security Agreement, dated as of September 23, 2020, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 23, 2020) (Commission File No. 1-12744)

10.14

Thirteenth Amendment to Credit and Security Agreement, dated as of September 22, 2021, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 23, 2021) (Commission File No. 1-12744)

10.15

Fourteenth Amendment to Credit Agreement, dated as of September 21, 2022, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (including a conformed copy of the Credit Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 21, 2022) (Commission File No. 1-12744)

10.16

Fifteenth Amendment to Credit Agreement, dated as of September 20, 2023, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (including a conformed copy of the Credit Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on September 20, 2023) (Commission File No. 1-12744)

10.17

Sixteenth Amendment to Credit Agreement, dated as of September 18, 2024, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (including a conformed copy of the Credit Agreement attached as Exhibit A thereto) (incorporated by

Form 10-K ♦ 110

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on September 19, 2024) (Commission File No. 1-12744)
10.18

Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.19

Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.20

Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.21

Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.22

Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.23

Martin Marietta Amended and Restated Stock-Based Award Plan last amended and restated February 18, 2016 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.24

Martin Marietta Executive Cash Incentive Plan adopted February 18, 2016 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.25

Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10‑K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.26

Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.27

Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.28

Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.29

Form of Restricted Stock Unit Agreement for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.30

Form of Special Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.19 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

10.31

Form of Performance-Based Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (Commission File No. 1-12744)**

Form 10-K ♦ 111

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.32

Offer Letter, dated as of June 9, 2017, by and between Martin Marietta Materials, Inc. and James A. J. Nickolas (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018) (Commission File No. 1-12744)**

10.33

Form of First Amendment to the Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.34

Form of Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.35

Form of Performance Share Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.3 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.36

Form of Directors’ Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.27 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2018) (Commission File No. 1-12744)**

10.37

Martin Marietta Nonqualified Deferred Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))**

10.38

Martin Marietta Nonqualified Deferred Cash Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))**

10.39

Offer Letter, dated as of January 11, 2019, by and between Martin Marietta Materials, Inc. and Robert J. Cardin (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019) (Commission File No. 1-12744)**

*19.01	Martin Marietta Insider Trading Policy
*21.01	List of subsidiaries of Martin Marietta Materials, Inc.
*23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries
*24.01	Powers of Attorney (included in this Form 10-K immediately following Signatures)
*31.01	Certification dated February 21, 2025 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a‑14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification dated February 21, 2025 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a‑14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.01	Certification dated February 21, 2025 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.02	Certification dated February 21, 2025 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95	Mine Safety Disclosure Exhibit
97

Executive Clawback Policy (incorporated by reference to Exhibit 97 to the Martin Marietta Materials, Inc. Annual Report on Form 10‑K for the fiscal year ended December 31, 2023) (Commission File No. 1-12744)**

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

Form 10-K ♦ 112

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Other material incorporated by reference:

Martin Marietta Materials, Inc.’s 2025 Proxy Statement to be filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2025 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

* Filed herewith

** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c) Financial Statement Schedule

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C		Col D		Col E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts- describe	Deductions- describe		Balance at end of period
	(Amounts in Millions)
Year ended December 31, 2024
Allowance for estimated credit losses	$12	$—	$—	$4	(a)	$8

Year ended December 31, 2023
Allowance for estimated credit losses	$11	$1	$—	$—		$12

Year ended December 31, 2022
Allowance for estimated credit losses	$6	$5	$—	$—		$11
a.
Change in estimates

ITEM 16 – FORM 10-K SUMMARY

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

Form 10-K ♦ 113

♦ Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Bradley D. Kohn
Bradley D. Kohn
Senior Vice President, General Counsel and Corporate Secretary

Dated: February 21, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints each of Bradley D. Kohn and Sara W. Brown as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, full power and authority to do and perform each in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Form 10-K ♦ 114

♦ Signatures

Signature	Title	Date

/s/ C. Howard Nye	Chair of the Board,	February 21, 2025
C. Howard Nye	President and Chief Executive Officer

/s/ James A. J. Nickolas	Executive Vice President	February 21, 2025
James A. J. Nickolas	and Chief Financial Officer

/s/ Robert J. Cardin	Senior Vice President,	February 21, 2025
Robert J. Cardin	Controller and Chief Accounting Officer

/s/ Dorothy M. Ables	Director	February 21, 2025
Dorothy M. Ables

/s/ Sue W. Cole	Director	February 21, 2025
Sue W. Cole

/s/ Anthony R. Foxx	Director	February 21, 2025
Anthony R. Foxx

/s/ John J. Koraleski	Director	February 21, 2025
John J. Koraleski

/s/ Mary T. Mack	Director	February 21, 2025
Mary T. Mack

/s/ Laree E. Perez	Director	February 21, 2025
Laree E. Perez

/s/ Thomas H. Pike	Director	February 21, 2025
Thomas H. Pike

/s/ Donald W. Slager	Director	February 21, 2025
Donald W. Slager

/s/ David C. Wajsgras	Director	February 21, 2025
David C. Wajsgras

Form 10-K ♦ 115