Form 10-Q
period 2025-03-31
MARTIN MARIETTA MATERIALS INC
filed 2025-04-30
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2025
Common Stock, $0.01 par value	60,285,411

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(In Millions, Except Share and Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$101	$670
Accounts receivable, net	733	678
Inventories, net	1,173	1,115
Other current assets	96	79
Total Current Assets	2,103	2,542

Property, plant and equipment	15,187	15,086
Allowances for depreciation, depletion and amortization	(5,092)	(4,977)
Net property, plant and equipment	10,095	10,109
Goodwill	3,773	3,767
Other intangibles, net	721	730
Operating lease right-of-use assets, net	379	376
Other noncurrent assets	653	646
Total Assets	$17,724	$18,170

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$298	$375
Accrued salaries, benefits and payroll taxes	41	73
Accrued income taxes	125	102
Accrued other taxes	50	50
Accrued interest	69	45
Current maturities of long-term debt	125	125
Current operating lease liabilities	59	56
Other current liabilities	168	190
Total Current Liabilities	935	1,016

Long-term debt	5,289	5,288
Deferred income taxes, net	1,172	1,169
Noncurrent operating lease liabilities	334	335
Noncurrent asset retirement obligations	373	423
Other noncurrent liabilities	537	483
Total Liabilities	8,640	8,714

Commitments and contingent liabilities - Note 9	—	—

Equity:
Common stock, par value $0.01 per share (60,278,790 shares and 61,126,646 shares outstanding at March 31, 2025 and December 31, 2024, respectively)	1	1
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,563	3,550
Accumulated other comprehensive loss	(12)	(13)
Retained earnings	5,529	5,915
Total Shareholders' Equity	9,081	9,453
Noncontrolling interests	3	3
Total Equity	9,084	9,456
Total Liabilities and Equity	$17,724	$18,170

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended
	March 31,
	2025	2024
	(In Millions, Except Per Share Data)
Revenues	$1,353	$1,251
Cost of revenues	1,018	979

Gross Profit	335	272

Selling, general and administrative expenses	130	118
Acquisition, divestiture and integration expenses	2	20
Other operating expense (income), net	9	(1,287)
Earnings from Operations	194	1,421

Interest expense	56	40
Other nonoperating income, net	(10)	(33)
Earnings before income tax expense	148	1,414
Income tax expense	32	368
Consolidated net earnings	116	1,046
Less: Net earnings attributable to noncontrolling interests	—	1
Net Earnings Attributable to Martin Marietta	$116	$1,045

Consolidated Comprehensive Earnings (See Note 1):
Consolidated comprehensive earnings attributable to Martin Marietta	$117	$1,045
Comprehensive earnings attributable to noncontrolling interests	—	1
	$117	$1,046
Net Earnings Attributable to Martin Marietta
Per Common Share:
Basic attributable to common shareholders	$1.91	$16.92
Diluted attributable to common shareholders	$1.90	$16.87

Weighted-Average Common Shares Outstanding:
Basic	60.9	61.8
Diluted	61.0	62.0

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2025	2024
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$116	$1,046
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	154	130
Stock-based compensation expense	31	15
Loss (Gain) on divestitures and sales of assets	1	(1,333)
Deferred income taxes, net	3	(95)
Noncash asset and portfolio rationalization charge	—	49
Other items, net	(1)	(2)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(66)	55
Inventories, net	(57)	(85)
Accounts payable	24	15
Other assets and liabilities, net	13	377
Net Cash Provided by Operating Activities	218	172

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(233)	(200)
Acquisitions, net of cash acquired	—	(488)
Proceeds from divestitures and sales of assets	2	2,107
Investments in limited liability company	(20)	—
Other investing activities, net	(11)	6
Net Cash (Used for) Provided by Investing Activities	(262)	1,425

Cash Flows from Financing Activities:
Payments on finance lease obligations	(5)	(5)
Dividends paid	(49)	(46)
Repurchases of common stock	(450)	(150)
Shares withheld for employees’ income tax obligations	(21)	(27)
Other financing activities, net	—	(1)
Net Cash Used for Financing Activities	(525)	(229)
Net (Decrease) Increase in Cash and Cash Equivalents	(569)	1,368
Cash, Cash Equivalents and Restricted Cash, beginning of period	670	1,282
Cash, Cash Equivalents and Restricted Cash, end of period	$101	$2,650

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Share and Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	61,821,421	$1	$3,519	$(49)	$4,563	$8,034	$2	$8,036
Consolidated net earnings	—	—	—	—	1,045	1,045	1	1,046
Dividends declared ($0.74 per common share)	—	—	—	—	(46)	(46)	—	(46)
Issuances of common stock for stock award plans	74,145	—	5	—	—	5	—	5
Shares withheld for employees' income tax obligations	—	—	(27)	—	—	(27)	—	(27)
Repurchases of common stock	(255,601)	—	—	—	(151)	(151)	—	(151)
Stock-based compensation expense	—	—	15	—	—	15	—	15
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2024	61,639,965	$1	$3,512	$(49)	$5,411	$8,875	$2	$8,877

Balance at December 31, 2024	61,126,646	$1	$3,550	$(13)	$5,915	$9,453	$3	$9,456
Consolidated net earnings	—	—	—	—	116	116	—	116
Other comprehensive earnings, net of tax	—	—	—	1	—	1	—	1
Dividends declared ($0.79 per common share)	—	—	—	—	(48)	(48)	—	(48)
Issuances of common stock for stock award plans	62,975	—	3	—	—	3	—	3
Shares withheld for employees' income tax obligations	—	—	(21)	—	—	(21)	—	(21)
Repurchases of common stock	(910,831)	—	—	—	(454)	(454)	—	(454)
Stock-based compensation expense	—	—	31	—	—	31	—	31
Balance at March 31, 2025	60,278,790	$1	$3,563	$(12)	$5,529	$9,081	$3	$9,084

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of March 31, 2025, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 390 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving, in vertically-integrated structured markets where the Company also has a leading aggregates position. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement and ready mixed concrete, asphalt and paving product lines are reported collectively as the Building Materials business.

The Company’s Building Materials business includes two reportable segments: East Group and West Group.

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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Consolidated comprehensive earnings attributable to Martin Marietta are as follows:

	Three Months Ended
	March 31,
	2025	2024
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$116	$1,045
Other comprehensive earnings, net of tax	1	—
Consolidated comprehensive earnings attributable to Martin Marietta	$117	$1,045

Accumulated other comprehensive loss consists of unrecognized gains and losses related to the funded status of the pension and postretirement benefit plans and foreign currency translation adjustments and is presented on the Company’s consolidated balance sheets.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended March 31, 2025
Balance at beginning of period	$(9)	$(4)	$(13)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1	—	1
Other comprehensive earnings, net of tax	1	—	1
Balance at end of period	$(8)	$(4)	$(12)

	Three Months Ended March 31, 2024
Balance at beginning of period	$(48)	$(1)	$(49)
Other comprehensive loss before reclassifications, net of tax	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1	—	1
Other comprehensive earnings (loss), net of tax	1	(1)	—
Balance at end of period	$(47)	$(2)	$(49)

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended
	March 31,
	2025	2024
	(Dollars in Millions)
Balance at beginning of period	$41	$54
Tax effect of other comprehensive earnings	(1)	(1)
Balance at end of period	$40	$53

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Affected line items in the consolidated
	March 31,		statements of earnings
	2025	2024	and comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Amortization of prior service cost	$2	$2	Other nonoperating income, net
Tax effect	(1)	(1)	Income tax expense
Total	$1	$1

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

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

The following table reconciles the denominator for basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2025	2024
	(In Millions)
Basic weighted-average common shares outstanding	60.9	61.8
Effect of dilutive employee and director awards	0.1	0.2
Diluted weighted-average common shares outstanding	61.0	62.0

New Accounting Pronouncements

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications

Certain reclassifications have been made in the Company's financial statements of the prior year to conform to the current-year presentation. The reclassifications had no impact on the Company’s previously reported results of operations, financial condition or cash flows.

2.
Business Combinations and Divestitures

Business Combinations

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

The Company determined the acquisition-date fair values of assets acquired and liabilities assumed. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. As such, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remains open as of March 31, 2025. Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, goodwill and deferred income taxes. The goodwill generated by the transaction is not deductible for income tax purposes.

The following is a summary of the preliminary estimated fair values of the assets acquired and liabilities assumed as of April 5, 2024 (dollars in millions):

Assets:
Inventories	$47
Property, plant and equipment [1]	2,052
Intangible assets, other than goodwill	19
Other assets	2
Total assets	2,120
Liabilities:
Deferred income taxes	234
Asset retirement obligations	3
Other liabilities	95
Total liabilities	332
Net identifiable assets acquired	1,788
Goodwill	262
Total consideration	$2,050

1 Includes mineral reserves of $1.9 billion.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Albert Frei & Sons, Inc. On January 12, 2024, the Company acquired Albert Frei & Sons, Inc., a leading aggregates producer in Colorado. This acquisition provides more than 60 years (at current production levels) of high-quality, hard rock reserves to better serve new and existing customers and enhances the Company's aggregates platform in the Denver metropolitan area. The Company determined the acquisition-date fair values of the assets acquired and liabilities assumed. As of December 31, 2024, the measurement period was closed. The goodwill generated by the transaction is not deductible for income tax purposes. The acquisition is reported in the Company's West Group and is immaterial for pro-forma financial statement disclosures.

Youngquist Brothers Rock, LLC. On October 25, 2024, the Company completed the acquisition of Youngquist Brothers Rock, LLC (YBR), a leading aggregates supplier in the Fort Myers, Florida area. This acquisition allows the Company to serve new and existing customers and enhances the Company's aggregates platform in South Florida. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Thus, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remains open as of March 31, 2025. Specific accounts subject to ongoing purchase accounting adjustments, include, but are not limited to, property, plant and equipment; goodwill; other assets; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's East Group and is immaterial for pro-forma financial statement disclosures.

R.E. Janes Gravel Co. On December 13, 2024, the Company acquired R.E. Janes Gravel Co. (RE Janes), an aggregates bolt-on in Texas. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Thus, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remains open as of March 31, 2025. Specific accounts subject to ongoing purchase accounting adjustments, include, but are not limited to, property, plant and equipment; goodwill; other assets; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's West Group and is immaterial for pro-forma financial statement disclosures.

Divestitures

On February 9, 2024, the Company completed the sale of its South Texas cement business and certain of its related ready mixed concrete operations to CRH Americas Materials, Inc., a subsidiary of CRH plc, for $2.1 billion in cash plus normal customary closing adjustments. Specifically, the divested facilities included the Hunter cement plant in New Braunfels, Texas, related cement distribution terminals and 20 ready mixed concrete plants that served the Austin and San Antonio region. The divestiture provided proceeds the Company used to consummate the BWI Southeast acquisition. The transaction resulted in a pretax gain of $1.3 billion, which is included in Other operating (income) expense, net, on the Company's consolidated statement of earnings and comprehensive earnings for the three months ended March 31, 2024 and is exclusive of transaction expenses incurred due to the divestiture. The divested operations and the gain on divestiture were reported in the West Group.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.
Goodwill

The following table shows the changes in goodwill by reportable segment and in total:

	East	West
	Group	Group	Total
	(Dollars in Millions)
Balance at January 1, 2025	$1,031	$2,736	$3,767
Adjustments to purchase price allocations	(1)	7	6
Balance at March 31, 2025	$1,030	$2,743	$3,773

4.
Inventories, Net

	March 31,	December 31,
	2025	2024
	(Dollars in Millions)
Finished products	$1,394	$1,327
Products in process	23	24
Raw materials	90	65
Supplies and expendable parts	159	162
Total inventories	1,666	1,578
Less: allowances	(493)	(463)
Inventories, net	$1,173	$1,115

5.
Debt

	March 31,	December 31,
	2025	2024
	(Dollars in Millions)
7% Debentures, due 2025	125	125
3.450% Senior Notes, due 2027	299	299
3.500% Senior Notes, due 2027	493	493
2.500% Senior Notes, due 2030	473	472
2.400% Senior Notes, due 2031	890	890
5.150% Senior Notes, due 2034	738	738
6.25% Senior Notes, due 2037	228	228
4.250% Senior Notes, due 2047	591	591
3.200% Senior Notes, due 2051	851	851
5.500% Senior Notes, due 2054	726	726
Total debt	5,414	5,413
Less: current maturities	(125)	(125)
Long-term debt	$5,289	$5,288

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for an $800 million five-year senior unsecured revolving facility (the Revolving

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Facility) with a maturity date of December 21, 2029. Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the Secured Overnight Financing Rate (SOFR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. Any outstanding principal amounts, together with interest accrued thereon, are due in full on that maturity date. There were no borrowings outstanding under the Revolving Facility as of March 31, 2025 and December 31, 2024. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At March 31, 2025 and December 31, 2024, the Company had $3 million of outstanding letters of credit issued under the Revolving Facility.

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio any debt incurred in connection with certain acquisitions during the quarter or three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if no amounts are outstanding under the Revolving Facility or the Company's trade receivable securitization facility (discussed below), consolidated debt, as defined, which includes debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at March 31, 2025.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 17, 2025. The Trade Receivable Facility, with Truist Bank, Regions Bank, First-Citizens Bank & Trust Company, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned, special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned, special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to the Adjusted Term Secured Overnight Financing Rate (Adjusted Term SOFR), as defined, plus 0.8%. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $500 million. There were no borrowings outstanding under the Trade Receivable Facility as of March 31, 2025 and December 31, 2024.

6.
Financial Instruments

The Company’s financial instruments include temporary cash investments, accounts receivable, accounts payable, publicly-registered long-term notes and debentures.

Temporary cash investments are placed primarily in money market funds, money market demand deposit accounts and Eurodollar time deposit accounts with financial institutions. The Company’s cash equivalents have maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, accounts receivable are more heavily concentrated in certain states, namely Texas, North Carolina, Colorado, California, Georgia, Florida, Minnesota, Arizona, South Carolina, and Iowa. The carrying values of accounts receivable approximate their fair values.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accounts payable represent amounts owed to suppliers and vendors. The estimated carrying value of accounts payable approximates its fair value due to the short-term nature of the payables.

The carrying value and fair value of the Company’s debt were $5.4 billion and $4.9 billion, respectively, at March 31, 2025 and $5.4 billion and $4.8 billion, respectively, at December 31, 2024. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 1 of the fair value hierarchy using quoted market prices.

7.
Income Taxes

The Company's effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves. The effective income tax rates were 21.3% and 26.0% for the three months ended March 31, 2025 and 2024, respectively. The higher 2024 effective income tax rate versus 2025 was driven by the impact of the February 2024 divestiture of the South Texas cement business and certain related ready mixed concrete operations, which reflected the write off of certain nondeductible goodwill and was treated as a discrete tax event.

The Internal Revenue Service has provided certain disaster tax relief for North Carolina businesses affected by Hurricanes Debby and Helene, which allows the Company to defer estimated federal and certain state income, payroll and excise tax payments for the period from August 2024 through September 2025. The deferred obligation will be due September 25, 2025. The Company had deferred income tax payments of $102 million under this provision as of March 31, 2025.

8.
Pension Benefits

The net periodic benefit cost for pension benefits includes the following components:

	Three Months Ended March 31,
	2025	2024
	(Dollars in Millions)
Service cost	$9	$9
Interest cost	15	14
Expected return on assets	(21)	(20)
Amortization of prior service cost	2	2
Net periodic benefit cost	$5	$5

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

9.
Commitments and Contingencies

Legal and Administrative Proceedings

The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities, including proceedings relating to environmental matters. The Company considers various factors in assessing the probable outcome of each matter, including but not limited to the nature of existing legal proceedings and claims, the

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

asserted or possible damages, the jurisdiction and venue of the case and whether it is a jury trial, the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, the Company’s experience in similar cases and the experience of other companies, the facts available to the Company at the time of assessment, and how the Company intends to respond to the proceeding or claim. The Company’s assessment of these factors may change over time as proceedings or claims progress. The Company believes the probability is remote that the outcome of any currently pending legal or administrative proceeding will result in a material loss to the Company's financial condition, results of operations or cash flows, as a whole, based on currently available facts.

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At March 31, 2025, the Company was contingently liable for $37 million in letters of credit.

10.
Segments

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

Earnings from operations for the West Group for the three months ended March 31, 2024 included a $1.3 billion gain and $16 million in transaction expenses on the divestiture of the South Texas cement business and certain of its related ready mixed concrete operations (see Note 2) and a noncash asset and portfolio rationalization charge of $49 million (see Note 13).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended March 31, 2025
	(Dollars in Millions)
	East Group	West Group	Magnesia Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$599	$667	$87	$1,353	$—	$1,353
Less:
Labor and benefits expense	92	95	11	198	—	198
Raw materials expense	1	76	5	82	—	82
Depreciation, depletion and amortization expense	72	67	4	143	1	144
Energy expense	31	32	9	72	—	72
External freight expense	20	51	7	78	—	78
Other costs of revenues	189	242	13	444	—	444
Selling, general and administrative expenses	42	51	5	98	32	130
Acquisition, divestiture and integration expenses	—	—	—	—	2	2
Other operating expense, net	—	4	—	4	5	9
Segment Earnings (Loss) from Operations	$152	$49	$33	$234	$(40)	$194
Interest expense						56
Other nonoperating income, net						(10)
Consolidated earnings before income tax expense						$148

	Three Months Ended March 31, 2024
	(Dollars in Millions)
	East Group	West Group	Magnesia Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$526	$644	$81	$1,251	$—	$1,251
Less:
Labor and benefits expense	88	99	10	197	—	197
Raw materials expense	—	80	4	84	—	84
Depreciation, depletion and amortization expense	50	63	3	116	1	117
Energy expense	31	34	9	74	—	74
External freight expense	20	44	8	72	—	72
Other costs of revenues	177	236	18	431	4	435
Selling, general and administrative expenses	34	48	5	87	31	118
Acquisition, divestiture and integration expenses	—	16	—	16	4	20
Other operating income, net	(2)	(1,275)	—	(1,277)	(10)	(1,287)
Segment Earnings (Loss) from Operations	$128	$1,299	$24	$1,451	$(30)	$1,421
Interest expense						40
Other nonoperating income, net						(33)
Consolidated earnings before income tax expense						$1,414

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets employed by segment include assets directly identified with those operations. Corporate assets consist primarily of cash and cash equivalents; property, plant and equipment for corporate operations; and other assets not directly identifiable with a reportable segment.

	March 31,	December 31,
	2025	2024
Assets employed:	(Dollars in Millions)
East Group	$8,593	$8,452
West Group	7,913	7,941
Magnesia Specialties	283	269
Total reportable segments	16,789	16,662
Corporate	935	1,508
Total	$17,724	$18,170

	Three Months Ended
	March 31,
	2025	2024
Total property additions, including the impact of acquisitions:	(Dollars in Millions)
East Group	$67	$47
West Group	62	523
Magnesia Specialties	3	5
Total reportable segments	132	575
Corporate	4	3
Total	$136	$578

	Three Months Ended
	March 31,
	2025	2024
Property additions through acquisitions:	(Dollars in Millions)
East Group	$—	$—
West Group	—	471
Total reportable segments	—	471
Corporate	—	—
Total	$—	$471

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

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

	Three Months Ended
	March 31,
	2025	2024
	(Dollars in Millions)
Revenues:
Building Materials business:
Aggregates	$1,002	$885
Cement and ready mixed concrete	233	265
Asphalt and paving services	80	59
Less: interproduct revenues	(49)	(39)
Total Building Materials business	1,266	1,170
Magnesia Specialties	87	81
Total	$1,353	$1,251

Gross profit (loss):
Building Materials business:
Aggregates	$297	$239
Cement and ready mixed concrete	24	31
Asphalt and paving services	(23)	(22)
Total Building Materials business	298	248
Magnesia Specialties	38	29
Corporate	(1)	(5)
Total	$335	$272

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

Future revenues from unsatisfied performance obligations at March 31, 2025 and 2024 were $297 million and $246 million, respectively, where the remaining periods to complete these obligations ranged from one month to 33 months and one month to 21 months, respectively.

Service Revenues. Service revenues, which include paving services located in California and Colorado, were $36 million and $26 million for the three months ended March 31, 2025 and 2024, respectively, and reported in the West Group.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.
Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	Three Months Ended
	March 31,
	2025	2024
	(Dollars in Millions)
Accrued liabilities for purchases of property, plant and equipment	$47	$35
Right-of-use assets obtained in exchange for new operating lease liabilities	$26	$17
Right-of-use assets obtained in exchange for new finance lease liabilities	$4	$5
Remeasurement of operating lease right-of-use assets	$(1)	$—
Remeasurement of finance lease right-of-use assets	$50	$—

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended
	March 31,
	2025	2024
	(Dollars in Millions)
Cash paid for interest, net of capitalized amount	$31	$39
Cash paid for income taxes, net of refunds	$1	$3

13.
Other Operating (Expense) Income, Net

Other operating income, net, is comprised generally of gains and losses on divestitures and the sale of assets; asset and portfolio rationalization charges; recoveries and losses related to certain customer accounts receivable; recoveries and losses on the resolution of contingency accruals; rental, royalty and services income; and accretion expense and depreciation expense related to asset retirement obligations. For the three months ended March 31, 2024, other operating income, net, included a $1.3 billion pretax gain on the divestiture of the South Texas cement business and certain of its related ready mixed concrete operations, which was partially offset by a $49 million pretax, noncash asset and portfolio rationalization charge.

The noncash asset and portfolio rationalization charge for the three months ended March 31, 2024 relates to the Company's decision to discontinue usage of certain long-haul distribution facilities to transport aggregates products into Colorado as the Albert Frei & Sons, Inc. acquisition completed in January 2024 provides more economical, local aggregates supply. This charge, which is reported in the West Group, reflects the Company's evaluation of the recoverability of certain long-lived assets, including property, plant and equipment and operating lease right-of-use assets, for the cessation of these railroad operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of March 31, 2025, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 390 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in certain vertically-integrated structured markets where the Company has a leading aggregates position. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement and ready mixed concrete and asphalt and paving product lines are reported collectively as the Building Materials business.

The Company’s Building Materials business includes two reportable segments: East Group and West Group.

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

For the Quarter Ended March 31, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2025.

RESULTS OF OPERATIONS

Earnings before interest; income taxes; depreciation, depletion and amortization; earnings/loss from nonconsolidated equity affiliates; acquisition, divestiture and integration expenses; the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting (the Inventory Markup); nonrecurring gain on divestiture; and noncash asset and portfolio rationalization charge, or Adjusted EBITDA, is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. The Company has elected to add back, for purposes of its Adjusted EBITDA calculation, acquisition, divestiture and integration expenses and the Inventory Markup only for transactions with consideration of $2.0 billion or more and expected acquisition, divestiture and integration expenses of at least $15 million.

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

The following table presents a reconciliation of net earnings attributable to Martin Marietta to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2025	2024
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$116	$1,045
Add back (Deduct):
Interest expense, net of interest income	51	14
Income tax expense for controlling interests	32	368
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	152	128
Acquisition, divestiture and integration expenses	—	18
Nonrecurring gain on divestiture	—	(1,331)
Noncash asset and portfolio rationalization charge	—	49
Adjusted EBITDA	$351	$291

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following tables present revenues and gross profit (loss) for the Company and its reportable segments by product line for the three months ended March 31, 2025 and 2024. Gross profit (loss) is stated as a percentage of revenues of the Company, the relevant segment or the product line, as the case may be.

	Three Months Ended March 31,
	2025	2024
	Amount	Amount
	(Dollars in Millions)
Revenues:
Building Materials business:
East Group
Aggregates	$599	$526
Asphalt	—	—
Less: Interproduct revenues	—	—
East Group Total	599	526
West Group
Aggregates	403	359
Cement and ready mixed concrete	233	265
Asphalt and paving services	80	59
Less: Interproduct revenues	(49)	(39)
West Group Total	667	644
Total Building Materials business	1,266	1,170
Total Magnesia Specialties	87	81
Total	$1,353	$1,251

	Three Months Ended March 31,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$297	30%	$239	27%
Cement and ready mixed concrete	24	10%	31	12%
Asphalt and paving services	(23)	(28%)	(22)	(36%)
Total Building Materials business	298	24%	248	21%
Magnesia Specialties	38	44%	29	36%
Corporate	(1)		(5)
Total	$335	25%	$272	22%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

The following table presents shipment data for the Building Materials business:

	Three Months Ended March 31,
	2025	2024	% Change
	(In Millions)
Aggregates tons	39.0	36.6	6.6%
Cement tons	0.4	0.6	(26.7)%
Ready Mixed Concrete cubic yards	1.1	1.2	(6.9)%
Asphalt tons	0.7	0.5	26.3%

First-quarter aggregates shipments increased 6.6% to 39.0 million tons due to contributions from acquisitions, partially offset by severe winter weather in January and February across many Southeast, Southwest and Midwest markets. As the winter weather abated in March, organic shipments increased double digits, reflecting underlying strength in key Sunbelt markets. Pricing momentum continued as average selling price (ASP) increased 6.8% to $23.77 per ton, inclusive of acquired operations.

Aggregates gross profit increased 24% to $297 million and gross margin expanded 260 basis points to 30%, driven by organic price/cost improvement and margin-accretive acquisitions. Aggregates gross profit per ton increased 16% to $7.60.

Cement and ready mixed concrete revenues decreased 12% to $233 million compared with the prior-year quarter due to the February 2024 divestiture of the South Texas cement plant and related concrete operations, winter weather in February 2025 and slower residential demand. Gross profit decreased 23% to $24 million as the year-over-year gross profit improvement in cement was more than offset by a decline in ready mixed concrete gross profit due to higher raw material costs.

Asphalt and paving revenues increased 37% from the prior-year quarter to $80 million due to increased asphalt shipments in California. Consistent with the Company's historical first-quarter trends, the business posted a gross loss of $23 million due to seasonal winter operational shutdowns in Minnesota and higher raw material costs in Colorado.

Aggregates End-Use Markets

Aggregates shipments to the infrastructure market increased 3% quarter-over-quarter as contributions from operations acquired in 2024 more than offset weather-driven project delays. The infrastructure market accounted for 33% of first-quarter aggregates shipments.

Aggregates shipments to the nonresidential market increased 6%, reflecting contributions from acquired operations that more than offset declining warehouse construction and severe winter weather in many of the Company's markets. The nonresidential market represented 36% of first-quarter aggregates shipments.

Aggregates shipments to the residential market increased 10%, driven by contributions from acquired operations. The Company continues to experience general softening in single-family housing within some markets resulting from affordability headwinds. The residential market accounted for 24% of first-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 7% of first-quarter aggregates shipments. Volumes to this end use market increased 20% quarter-over-quarter due to robust agricultural lime and ballast shipments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Magnesia Specialties Business

Magnesia Specialties first-quarter revenues of $87 million increased 8% and gross profit increased 33% to $38 million, due to pricing improvement and continued cost discipline.

Consolidated Operating Results

Consolidated SG&A for the first quarter of 2025 was 9.6% of revenues compared with 9.5% in the prior-year quarter.

For the three months ended March 31, consolidated other operating expense (income), net, was expense of $9 million in 2025 and income of $1.3 billion in 2024. The 2024 amount included a $1.3 billion pretax gain on the divestiture of the South Texas cement business and certain of its related ready mixed concrete operations (the Divestiture; see Note 2 to the unaudited consolidated financial statements), which was partially offset by a $49 million pretax, noncash asset and portfolio rationalization charge (the Rationalization Charge; see Note 13 to the unaudited consolidated financial statements).

Earnings from operations for the three months ended March 31 were $194 million in 2025 compared with $1.4 billion in 2024.

For the first quarter, other nonoperating income, net, was $10 million and $33 million in 2025 and 2024, respectively, with the decrease resulting from lower interest income.

For the three months ended March 31, 2025 and 2024, the effective income tax rates were 21.3% and 26.0%, respectively. The higher 2024 effective income tax rate versus 2025 was driven by the Divestiture, which reflected the write-off of certain nondeductible goodwill and was treated as a discrete tax event.

For the three months ended March 31, net earnings attributable to Martin Marietta were $116 million, or $1.90 per diluted share, in 2025 compared with $1.0 billion, or $16.87 per diluted share, in 2024. First-quarter 2024 included an after-tax gain of $976 million, or $15.75 per diluted share, on the Divestiture and an after-tax loss of $37 million, or $0.59 per diluted share, for the Rationalization Charge. Earnings per diluted share for 2024 also included acquisition, divestiture and integration expenses of $0.22 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the three months ended March 31, 2025 and 2024 was $218 million and $172 million, respectively. Operating cash flow is substantially derived from consolidated net earnings before deducting depreciation, depletion and amortization, changes in working capital requirements, and, in 2024, the nonrecurring gain on divestiture.

The Internal Revenue Service has provided certain disaster tax relief for North Carolina businesses affected by Hurricanes Debby and Helene, which allows the Company to defer estimated federal and certain state income, payroll and excise tax payments for the period from August 2024 through September 2025. The deferred obligation will be due September 25, 2025. The Company deferred income tax payments of $102 million under this provision as of March 31, 2025.

The seasonal nature of construction activity impacts the Company’s interim operating cash flow when compared with the full year. Full-year 2024 net cash provided by operating activities was $1.5 billion.

During the three months ended March 31, 2025 and 2024, the Company paid $233 million and $200 million, respectively, for additions to property, plant and equipment.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

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

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. During the first three months of 2025, the Company repurchased 910,831 shares of common stock at an average price of $494.04 and an aggregate cost of $450 million. At March 31, 2025, 11.0 million shares of common stock remain under the Company’s repurchase authorization.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 17, 2025. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

The Company has an $800 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2029. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50 times as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00 times. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at March 31, 2025. In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow for payment of dividends for the foreseeable future and allow the repurchase of shares of the Company’s common stock. At March 31, 2025, there were no amounts outstanding under the Trade Receivable Facility or under the Revolving Facility, and the Company had $1.2 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. Historically, the Company has successfully extended the maturity dates of these credit facilities.

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2024. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

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

For the Quarter Ended March 31, 2025

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
•
the impact of the new Administration on the amount available under and timing of federal and state infrastructure spending;
•
the level and timing of federal, state or local transportation or infrastructure or public projects funding and any issues arising from such federal and state budgets, most particularly in Texas, North Carolina, Colorado, California, Georgia, Florida, Minnesota, Arizona, South Carolina and Iowa;
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
•
a decline in energy-related construction activity resulting from a sustained period of low global oil prices or changes in oil production patterns or capital spending in response to such a decline, particularly in Texas;
•
sustained high mortgage interest rates and other factors that have resulted in a slowdown in private construction in some geographies;
•
unfavorable weather conditions, particularly Atlantic Ocean, Pacific Ocean and Gulf Coast storm and hurricane activity, wildfires, the late start to spring or the early onset of winter and the impact of a drought, excessive rainfall or extreme temperatures in the markets served by the Company, any of which can significantly affect production schedules, volumes, product and/or geographic mix and profitability;
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

For the Quarter Ended March 31, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

•
unexpected equipment failures, unscheduled maintenance, industrial accident or other prolonged and/or significant disruption to production facilities;
•
the resiliency and potential declines of the Company's various construction end-use markets;
•
the potential negative impacts of outbreak of diseases, epidemic or pandemic, or similar public health threat, or fear of such event, and its related economic or societal response, including any impact on the Company's suppliers, customers or other business partners as well as on its employees;
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
•
potential impact on costs, supply chain, oil and gas prices, or other matters relating to geopolitical conflicts, including the war between Russia and Ukraine, the war in Israel and related conflict in the Middle East and any potential conflict between China and Taiwan;
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
•
the possibility that the expected synergies from acquisitions will not be realized or will not be realized within the expected time period, including achieving anticipated profitability to maintain compliance with the Company’s leverage ratio debt covenants;
•
the strategic benefits, outlook, performance and opportunities expected as a result of acquisitions and portfolio optimization will not be realized;
•
changes in tax laws, the interpretation of such laws and/or administrative practices, including acquisitions or divestitures, that would increase the Company’s tax rate;
•
violation of the Company’s debt covenants if price and/or volumes return to previous levels of instability;
•
cybersecurity risks;
•
downward pressure on the Company’s common stock price and its impact on goodwill impairment evaluations;
•
the possibility of a reduction of the Company’s credit rating to non-investment grade; and
•
other risk factors listed from time to time found in the Company’s filings with the SEC.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

You should consider these forward-looking statements in light of risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and other periodic filings made with the SEC. All of the Company’s forward-looking statements should be considered in light of these factors. In addition, other risks and uncertainties not presently known to the Company or that the Company considers immaterial could affect the accuracy of its forward-looking statements, or adversely affect or be material to the Company. The Company assumes no obligation to update any such forward-looking statements.

INVESTOR ACCESS TO COMPANY FILINGS

Shareholders may obtain, without charge, a copy of Martin Marietta’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2024, by writing to:

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

For the Quarter Ended March 31, 2025

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

Demand in the nonresidential and residential construction markets, which combined accounted for 60% of aggregates shipments for the three months ended March 31, 2025, is affected by interest rates. While unchanged since December 31, 2024, the target federal funds rate remains above historical levels.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities. At March 31, 2025, the Company had an $800 million Revolving Facility and a $400 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. There were no borrowings outstanding on either facility at March 31, 2025. However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Income Tax. Any changes in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes could materially impact the Company’s effective tax rate, tax payments, cash flow, financial condition and results of operations.

Energy Costs. Energy costs, including diesel fuel, natural gas, electricity, coal and petroleum coke, represent significant production costs of the Company. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The cement product line and Magnesia Specialties business each have varying fixed-price agreements for a portion of their 2025 energy requirements. A hypothetical 10% change in the Company’s energy prices in 2025 as compared with 2024, assuming comparable volumes, would change 2025 energy expense by $32 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of March 31, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9 Commitments and Contingencies, Legal and Administrative Proceedings of this Form 10-Q.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
January 1, 2025 - January 31, 2025	—	$—	—	11,935,338
February 1, 2025 - February 28, 2025	589,331	$509.05	589,331	11,346,007
March 1, 2025 - March 31, 2025	321,500	$466.51	321,500	11,024,507
Total	910,831		910,831

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

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2025

PART II. OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated April 30, 2025 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated April 30, 2025 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated April 30, 2025 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated April 30, 2025 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: April 30, 2025	By:	/s/ Robert J. Cardin
Robert J. Cardin
Senior Vice President, Interim Chief Financial Officer,
Controller and Chief Accounting Officer (Authorized
Officer and Principal Financial Officer)