Form 10-Q
period 2025-06-30
MARTIN MARIETTA MATERIALS INC
filed 2025-08-07
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2025
Common Stock, $0.01 par value	60,306,003

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(In Millions, Except Share and Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$225	$670
Restricted cash	11	—
Accounts receivable, net	904	678
Inventories, net	1,155	1,115
Other current assets	98	79
Total Current Assets	2,393	2,542

Property, plant and equipment	15,354	15,086
Allowances for depreciation, depletion and amortization	(5,227)	(4,977)
Net property, plant and equipment	10,127	10,109
Goodwill	3,777	3,767
Other intangibles, net	713	730
Operating lease right-of-use assets, net	379	376
Other noncurrent assets	681	646
Total Assets	$18,070	$18,170

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$336	$375
Accrued salaries, benefits and payroll taxes	62	73
Accrued income taxes	156	102
Accrued other taxes	65	50
Accrued interest	39	45
Current maturities of long-term debt	125	125
Current operating lease liabilities	62	56
Other current liabilities	174	190
Total Current Liabilities	1,019	1,016

Long-term debt	5,291	5,288
Deferred income taxes, net	1,178	1,169
Noncurrent operating lease liabilities	331	335
Noncurrent asset retirement obligations	344	423
Other noncurrent liabilities	541	483
Total Liabilities	8,704	8,714

Commitments and contingent liabilities - Note 9	—	—

Equity:
Common stock, par value $0.01 per share (60,305,739 shares and 61,126,646 shares outstanding at June 30, 2025 and December 31, 2024, respectively)	1	1
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,562	3,550
Accumulated other comprehensive loss	(9)	(13)
Retained earnings	5,809	5,915
Total Shareholders' Equity	9,363	9,453
Noncontrolling interests	3	3
Total Equity	9,366	9,456
Total Liabilities and Equity	$18,070	$18,170

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In Millions, Except Per Share Data)
Revenues	$1,811	$1,764	$3,164	$3,015
Cost of revenues	1,267	1,247	2,285	2,225

Gross Profit	544	517	879	790

Selling, general and administrative expenses	109	117	239	236
Acquisition, divestiture and integration expenses	2	21	4	41
Other operating income, net	(25)	(19)	(16)	(1,306)
Earnings from Operations	458	398	652	1,819

Interest expense	57	40	114	80
Other nonoperating income, net	(10)	(14)	(20)	(46)
Earnings before income tax expense	411	372	558	1,785
Income tax expense	83	78	114	445
Consolidated net earnings	328	294	444	1,340
Less: Net earnings attributable to noncontrolling interests	—	—	—	1
Net Earnings Attributable to Martin Marietta	$328	$294	$444	$1,339

Consolidated Comprehensive Earnings (See Note 1):
Consolidated comprehensive earnings attributable to Martin Marietta	$331	$295	$448	$1,340
Comprehensive earnings attributable to noncontrolling interests	—	—	—	1
	$331	$295	$448	$1,341
Net Earnings Attributable to Martin Marietta
Per Common Share:
Basic attributable to common shareholders	$5.44	$4.77	$7.33	$21.72
Diluted attributable to common shareholders	$5.43	$4.76	$7.31	$21.66

Weighted-Average Common Shares Outstanding:
Basic	60.3	61.5	60.6	61.6
Diluted	60.4	61.6	60.7	61.8

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2025	2024
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$444	$1,340
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	321	272
Stock-based compensation expense	37	33
Gain on divestitures and sales of assets	(15)	(1,336)
Deferred income taxes, net	9	(90)
Noncash asset and portfolio rationalization charge	—	50
Other items, net	(6)	(5)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(226)	(151)
Inventories, net	(42)	(63)
Accounts payable	48	40
Other assets and liabilities, net	35	83
Net Cash Provided by Operating Activities	605	173

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(412)	(339)
Acquisitions, net of cash acquired	—	(2,538)
Proceeds from divestitures and sales of assets	18	2,121
Investments in limited liability companies	(44)	—
Other investing activities, net	(14)	(10)
Net Cash Used for Investing Activities	(452)	(766)

Cash Flows from Financing Activities:
Payments on finance lease obligations	(12)	(10)
Dividends paid	(97)	(92)
Repurchases of common stock	(450)	(450)
Shares withheld for employees’ income tax obligations	(29)	(28)
Other financing activities, net	1	—
Net Cash Used for Financing Activities	(587)	(580)
Net Decrease in Cash and Cash Equivalents	(434)	(1,173)
Cash, Cash Equivalents and Restricted Cash, beginning of period	670	1,282
Cash, Cash Equivalents and Restricted Cash, end of period	$236	$109

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Share and Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2025	60,278,790	$1	$3,563	$(12)	$5,529	$9,081	$3	$9,084
Consolidated net earnings	—	—	—	—	328	328	—	328
Other comprehensive earnings, net of tax	—	—	—	3	—	3	—	3
Dividends declared ($0.79 per common share)	—	—	—	—	(48)	(48)	—	(48)
Issuances of common stock for stock award plans	26,949	—	—	—	—	—	—	—
Shares withheld for employees' income tax obligations	—	—	(7)	—	—	(7)	—	(7)
Stock-based compensation expense	—	—	6	—	—	6	—	6
Balance at June 30, 2025	60,305,739	$1	$3,562	$(9)	$5,809	$9,363	$3	$9,366

Balance at December 31, 2024	61,126,646	$1	$3,550	$(13)	$5,915	$9,453	$3	$9,456
Consolidated net earnings	—	—	—	—	444	444	—	444
Other comprehensive earnings, net of tax	—	—	—	4	—	4	—	4
Dividends declared ($1.58 per common share)	—	—	—	—	(96)	(96)	—	(96)
Issuances of common stock for stock award plans	89,924	—	4	—	—	4	—	4
Shares withheld for employees' income tax obligations	—	—	(29)	—	—	(29)	—	(29)
Repurchases of common stock	(910,831)	—	—	—	(454)	(454)	—	(454)
Stock-based compensation expense	—	—	37	—	—	37	—	37
Balance at June 30, 2025	60,305,739	$1	$3,562	$(9)	$5,809	$9,363	$3	$9,366

(In Millions, Except Share and Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2024	61,639,965	$1	$3,512	$(49)	$5,411	$8,875	$2	$8,877
Consolidated net earnings	—	—	—	—	294	294	—	294
Other comprehensive earnings, net of tax	—	—	—	1	—	1	—	1
Dividends declared ($0.74 per common share)	—	—	—	—	(46)	(46)	—	(46)
Issuances of common stock for stock award plans	7,245	—	—	—	—	—	—	—
Shares withheld for employees' income tax obligations	—	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(530,157)	—	—	—	(303)	(303)	—	(303)
Stock-based compensation expense	—	—	18	—	—	18	—	18
Balance at June 30, 2024	61,117,053	$1	$3,529	$(48)	$5,356	$8,838	$2	$8,840

Balance at December 31, 2023	61,821,421	$1	$3,519	$(49)	$4,563	$8,034	$2	$8,036
Consolidated net earnings	—	—	—	—	1,339	1,339	1	1,340
Other comprehensive earnings, net of tax	—	—	—	1	—	1	—	1
Dividends declared ($1.48 per common share)	—	—	—	—	(92)	(92)	—	(92)
Issuances of common stock for stock award plans	81,390	—	5	—	—	5	—	5
Shares withheld for employees' income tax obligations	—	—	(28)	—	—	(28)	—	(28)
Repurchases of common stock	(785,758)	—	—	—	(454)	(454)	—	(454)
Stock-based compensation expense	—	—	33	—	—	33	—	33
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2024	61,117,053	$1	$3,529	$(48)	$5,356	$8,838	$2	$8,840

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of June 30, 2025, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 390 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products and services, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company also has a leading aggregates position. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement and ready mixed concrete, asphalt and paving product lines are reported collectively as the Building Materials business.

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

The Company’s Magnesia Specialties business, which represents a separate reportable segment, has manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. The Magnesia Specialties business produces magnesia-based products used in a wide range of industrial, agricultural and environmental applications, as well as dolomitic lime, which is primarily used as a fluxing agent in domestic steel production and as a key raw material in the Company's magnesia-based products. Dolomitic lime is also used in various other end use applications including soil stabilization.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Restricted Cash

At June 30, 2025, the Company had restricted cash of $11 million, which was invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company is restricted from utilizing the cash for purposes other than the purchase of qualified assets for a designated period from receipt of the proceeds from the sale of the exchanged assets. There was no restricted cash at December 31, 2024.

The statements of cash flows reflect cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis. The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

	June 30,	December 31,
	2025	2024
	(Dollars in Millions)
Cash and cash equivalents	$225	$670
Restricted cash	11	—
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$236	$670

Consolidated Comprehensive Earnings and Accumulated Other Comprehensive Loss

Consolidated comprehensive earnings consist of consolidated net earnings, adjustments for the funded status of pension and postretirement benefit plans and foreign currency translation adjustments, and are presented in the Company’s consolidated statements of earnings and comprehensive earnings.

Consolidated comprehensive earnings attributable to Martin Marietta are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$328	$294	$444	$1,339
Other comprehensive earnings, net of tax	3	1	4	1
Consolidated comprehensive earnings attributable to Martin Marietta	$331	$295	$448	$1,340

Accumulated other comprehensive loss consists of unrecognized gains and losses related to the funded status of the pension and postretirement benefit plans and foreign currency translation adjustments and is presented on the Company’s consolidated balance sheets.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended June 30, 2025
Balance at beginning of period	$(8)	$(4)	$(12)
Other comprehensive earnings before reclassifications, net of tax	—	2	2
Amounts reclassified from accumulated other comprehensive loss, net of tax	1	—	1
Other comprehensive earnings, net of tax	1	2	3
Balance at end of period	$(7)	$(2)	$(9)

	Three Months Ended June 30, 2024
Balance at beginning of period	$(47)	$(2)	$(49)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1	—	1
Other comprehensive earnings, net of tax	1	—	1
Balance at end of period	$(46)	$(2)	$(48)

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Six Months Ended June 30, 2025
Balance at beginning of period	$(9)	$(4)	$(13)
Other comprehensive earnings before reclassifications, net of tax	—	2	2
Amounts reclassified from accumulated other comprehensive loss, net of tax	2	—	2
Other comprehensive earnings, net of tax	2	2	4
Balance at end of period	$(7)	$(2)	$(9)

	Six Months Ended June 30, 2024
Balance at beginning of period	$(48)	$(1)	$(49)
Other comprehensive loss before reclassifications, net of tax	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2	—	2
Other comprehensive earnings (loss), net of tax	2	(1)	1
Balance at end of period	$(46)	$(2)	$(48)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in Millions)
Balance at beginning of period	$40	$53	$41	$54
Tax effect of other comprehensive earnings	—	—	(1)	(1)
Balance at end of period	$40	$53	$40	$53

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended		Affected line items in the consolidated
	June 30,		June 30,		statements of earnings
	2025	2024	2025	2024	and comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Amortization of prior service cost	$1	$2	$3	$3	Other nonoperating income, net
Tax effect	—	(1)	(1)	(1)	Income tax expense
Total	$1	$1	$2	$2

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

The following table reconciles the denominator for basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In Millions)
Basic weighted-average common shares outstanding	60.3	61.5	60.6	61.6
Effect of dilutive employee and director awards	0.1	0.1	0.1	0.2
Diluted weighted-average common shares outstanding	60.4	61.6	60.7	61.8

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires public entities to disclose, on an annual basis, a tabular tax rate reconciliation using both percentages and currency amounts, disaggregated into specified categories. Certain reconciling items are further disaggregated by nature and jurisdiction to the extent those items exceed a specified threshold. Additionally, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign taxes and by individual jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The ASU also requires additional qualitative disclosures. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The ASU will impact the Company's income tax disclosures beginning with the financial statements included in the 2025 Annual Report on Form 10-K, but will have no impact on its results of operations, cash flows or financial condition.

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

2.
Business Combinations and Divestitures

Business Combinations

Revenues and pretax earnings attributable to operations acquired in the first six months of 2024 (as subsequently described) included in the Company's consolidated statements of earnings and comprehensive earnings were $83 million and $11 million, respectively, for the three months ended June 30, 2024, and $97 million and $12 million, respectively, for the six months ended June 30, 2024. The pretax earnings for both the quarter and year-to-date periods ended June 30, 2024 include a $20 million charge for the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting for the Blue Water Industries LLC transaction.

Blue Water Industries LLC. On April 5, 2024, the Company completed the acquisition of 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC (BWI Southeast) for $2.05 billion in cash. The BWI Southeast acquisition complemented Martin Marietta’s existing geographic footprint in the southeast region by expanding into new growth platforms in target markets including Tennessee and South Florida. The results from the acquired operations are reported in the Company's East Group.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company determined the acquisition-date fair values of assets acquired and liabilities assumed. As of June 30, 2025, the measurement period is closed. The goodwill generated by the transaction is not deductible for income tax purposes.

The following is a summary of the values of the assets acquired and liabilities assumed as of April 5, 2024 (dollars in millions):

Assets:
Inventories	$47
Property, plant and equipment [1]	2,052
Intangible assets, other than goodwill	19
Other assets	2
Total assets	2,120
Liabilities:
Deferred income taxes	234
Asset retirement obligations	3
Other liabilities	95
Total liabilities	332
Net identifiable assets acquired	1,788
Goodwill	262
Total consideration	$2,050

1 Includes mineral reserves of $1.9 billion.

The following unaudited pro forma financial information summarizes the combined results of operations for the Company and BWI Southeast as though the companies were combined as of January 1, 2023 and does not purport to project the future financial position or operating results of the combined company. The following pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2023:

	Three Months Ended	Six Months Ended
	June 30, 2024
	(Dollars in Millions)
Revenues	$1,764	$3,067
Net earnings from continuing operations attributable to Martin Marietta	$324	$1,373

Albert Frei & Sons, Inc. On January 12, 2024, the Company acquired Albert Frei & Sons, Inc., a leading aggregates producer in Colorado. This acquisition provided more than 60 years of high-quality, hard rock reserves to better serve new and existing customers and enhances the Company's aggregates platform in the Denver metropolitan area. As of December 31, 2024, the measurement period was closed. The goodwill generated by the transaction is not deductible for income tax purposes. The acquisition is reported in the Company's West Group and is immaterial for other business combination disclosures, including pro-forma results of operations.

Youngquist Brothers Rock, LLC. On October 25, 2024, the Company completed the acquisition of Youngquist Brothers Rock, LLC (YBR), a leading aggregates supplier in the Fort Myers, Florida area. This acquisition allows the Company to serve new and existing customers and enhances the Company's aggregates platform in South Florida. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

reviews that are not yet complete. Thus, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remains open as of June 30, 2025. Specific accounts subject to ongoing purchase accounting adjustments, include, but are not limited to, property, plant and equipment; goodwill; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's East Group and is immaterial for other business combination disclosures, including pro-forma results of operations.

R.E. Janes Gravel Co. On December 13, 2024, the Company acquired R.E. Janes Gravel Co. (RE Janes), an aggregates bolt-on in Texas. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Thus, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remains open as of June 30, 2025. Specific accounts subject to ongoing purchase accounting adjustments, include, but are not limited to, property, plant and equipment; goodwill; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's West Group and is immaterial for other business combination disclosures, including pro-forma results of operations.

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

Subsequent Events

On July 25, 2025, the Company acquired Premier Magnesia, LLC (Premier), a privately-owned producer and distributor of magnesia-based products, using cash on hand and credit facility borrowings. Premier is the largest producer of natural magnesite and magnesium sulfate, or Epsom salt, in the United States, with facilities in Nevada, North Carolina, Indiana and Pennsylvania. This transaction expands the Company's product offerings to new and existing customers and enhances the Company's Magnesia Specialties business. The Company is in the process of determining the acquisition-date fair values of assets acquired and liabilities assumed.

On August 3, 2025, the Company entered into a definitive agreement with Quikrete Holdings, Inc. (Quikrete) for the exchange of certain assets. Under the terms of the agreement, Martin Marietta will receive aggregates operations producing approximately 20 million tons annually in Virginia, Missouri, Kansas and Vancouver, British Columbia, as well as $450 million of cash. In exchange, Quikrete will receive the Company’s Midlothian cement plant, related cement terminals and North Texas ready mixed concrete assets. The transaction is expected to close in the first quarter of 2026, subject to regulatory approvals and other customary closing conditions.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.
Goodwill

The following table shows the changes in goodwill by reportable segment and in total:

	East	West
	Group	Group	Total
	(Dollars in Millions)
Balance at January 1, 2025	$1,031	$2,736	$3,767
Adjustments to purchase price allocations	—	10	10
Balance at June 30, 2025	$1,031	$2,746	$3,777

4.
Inventories, Net

	June 30,	December 31,
	2025	2024
	(Dollars in Millions)
Finished products	$1,395	$1,327
Products in process	27	24
Raw materials	88	65
Supplies and expendable parts	165	162
Total inventories	1,675	1,578
Less: allowances	(520)	(463)
Inventories, net	$1,155	$1,115

5.
Debt

	June 30,	December 31,
	2025	2024
	(Dollars in Millions)
7% Debentures, due 2025	125	125
3.450% Senior Notes, due 2027	299	299
3.500% Senior Notes, due 2027	493	493
2.500% Senior Notes, due 2030	473	472
2.400% Senior Notes, due 2031	891	890
5.150% Senior Notes, due 2034	738	738
6.25% Senior Notes, due 2037	228	228
4.250% Senior Notes, due 2047	591	591
3.200% Senior Notes, due 2051	851	851
5.500% Senior Notes, due 2054	727	726
Total debt	5,416	5,413
Less: current maturities	(125)	(125)
Long-term debt	$5,291	$5,288

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for an $800 million five-year senior unsecured revolving facility (the Revolving Facility) with a maturity date of December 21, 2029. Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the Secured Overnight Financing Rate (SOFR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. Any outstanding principal amounts, together with interest accrued thereon, are due in full on that maturity date. There were no borrowings outstanding under the Revolving Facility as of June 30, 2025 and December 31, 2024. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At June 30, 2025 and December 31, 2024, the Company had $3 million of outstanding letters of credit issued under the Revolving Facility.

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio any debt incurred in connection with certain acquisitions during the quarter or three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if no amounts are outstanding under the Revolving Facility or the Company's trade receivable securitization facility (discussed below), consolidated debt, as defined, which includes debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at June 30, 2025.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 17, 2025. The Trade Receivable Facility, with Truist Bank, Regions Bank, First-Citizens Bank & Trust Company, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned, special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned, special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to the Adjusted Term Secured Overnight Financing Rate (Adjusted Term SOFR), as defined, plus 0.8%. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $500 million. There were no borrowings outstanding under the Trade Receivable Facility as of June 30, 2025 and December 31, 2024.

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

Restricted cash at June 30, 2025 is held in a trust account with a third-party intermediary. Due to the short-term nature of this account, the carrying value of restricted cash approximates its fair value.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

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

The carrying value and fair value of the Company’s debt were $5.4 billion and $4.9 billion, respectively, at June 30, 2025 and $5.4 billion and $4.8 billion, respectively, at December 31, 2024. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 1 of the fair value hierarchy using quoted market prices.

7.
Income Taxes

The Company's effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves. The effective income tax rates were 20.5% and 25.0% for the six months ended June 30, 2025 and 2024, respectively. The higher 2024 effective income tax rate versus 2025 was driven by the impact of the February 2024 divestiture of the South Texas cement business and certain related ready mixed concrete operations, which reflected the write off of certain nondeductible goodwill and was treated as a discrete tax event.

The Company invests in renewable energy investment entities which qualify for tax credits and other tax benefits (RETC projects) and are accounted for under the proportional amortization method. For the six months ended June 30, 2025, the Company's annualized effective tax rate includes the proportional amortization of these investments of $46 million, offset by $42 million of tax credits and $8 million of other tax benefits. The proportional amortization and related tax credits and benefits for the six months ended June 30, 2024 were immaterial.

As of June 30, 2025, the Company has committed to equity contributions of $45 million for tax equity investments related to RETC projects. These commitments, which are expected to be paid in 2025, are recorded in Other current liabilities on the consolidated balance sheet. On July 1, 2025, the Company entered into an agreement to invest an additional $45 million for RETC projects by the end of 2025.

The Internal Revenue Service has provided certain disaster tax relief for North Carolina businesses affected by Hurricanes Debby and Helene, which allows the Company to defer estimated federal and certain state income, payroll and excise tax payments for the period from August 2024 through September 2025. The deferred obligation will be due September 25, 2025. The Company had deferred income tax payments of $150 million under this provision as of June 30, 2025.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (OBBBA) that, among other provisions, makes 100% bonus depreciation permanent, restores the ability to expense domestic research expenditures, and modifies the taxation of foreign earnings. The OBBBA is not expected to have a material impact on the Company’s annual estimated income tax rate, but will result in a reclassification between current taxes payable and deferred tax liabilities which will be reflected in the period ending September 30, 2025.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.
Pension Benefits

The net periodic benefit cost for pension benefits includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in Millions)
Service cost	$9	$10	$18	$19
Interest cost	14	15	29	28
Expected return on assets	(20)	(21)	(41)	(39)
Amortization of:
Prior service cost	1	2	3	3
Actuarial loss	—	—	1	—
Net periodic benefit cost	$4	$6	$10	$11

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

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At June 30, 2025, the Company was contingently liable for $32 million in letters of credit.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s Chief Operating Decision Maker (CODM) is the Chair, President and Chief Executive Officer. The CODM reviews results by reportable segment on a quarterly basis and allocates resources to achieve the Company’s strategic objectives based on an evaluation of each reportable segment’s performance. This evaluation is largely based on segment earnings from operations, as management believes this is the best metric of segment profitability and operating performance. Segment earnings from operations is also a measure in the determination of incentive compensation targets and awards. Segment earnings from operations includes revenues less cost of revenues; selling, general and administrative expenses; other operating income and expenses, net; and exclude interest income and expense; other nonoperating income and expenses, net; and income tax expense.

The significant expense categories shown below align with the segment-level information regularly provided to the CODM. Other costs of revenues for each reportable segment mainly include repairs and maintenance, contract services, supplies and royalties.

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

Earnings from operations for the West Group for the six months ended June 30, 2024 included a $1.3 billion gain and $16 million in transaction expenses on the divestiture of the South Texas cement business and certain of its related ready mixed concrete operations (see Note 2) and a noncash asset and portfolio rationalization charge of $50 million (see Note 13).

	Three Months Ended June 30, 2025
	(Dollars in Millions)
	East Group	West Group	Magnesia Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$868	$853	$90	$1,811	$—	$1,811
Less:
Labor and benefits expense	108	105	10	223	—	223
Raw materials expense	21	112	5	138	—	138
Depreciation, depletion and amortization expense	80	73	4	157	1	158
Energy expense	38	37	8	83	—	83
External freight expense	32	60	9	101	—	101
Other costs of revenues	285	253	18	556	8	564
Selling, general and administrative expenses	40	49	5	94	15	109
Acquisition, divestiture and integration expenses	—	—	—	—	2	2
Other operating income, net	(2)	(1)	—	(3)	(22)	(25)
Segment Earnings (Loss) from Operations	$266	$165	$31	$462	$(4)	$458
Interest expense						57
Other nonoperating income, net						(10)
Consolidated earnings before income tax expense						$411

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended June 30, 2024
	(Dollars in Millions)
	East Group	West Group	Magnesia Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$823	$860	$81	$1,764	$—	$1,764
Less:
Labor and benefits expense	103	102	9	214	—	214
Raw materials expense	23	129	5	157	—	157
Depreciation, depletion and amortization expense	65	64	4	133	1	134
Energy expense	40	37	8	85	—	85
External freight expense	32	58	8	98	—	98
Other costs of revenues	277	252	20	549	10	559
Selling, general and administrative expenses	35	46	5	86	31	117
Acquisition, divestiture and integration expenses	—	1	—	1	20	21
Other operating income, net	(1)	—	(3)	(4)	(15)	(19)
Segment Earnings (Loss) from Operations	$249	$171	$25	$445	$(47)	$398
Interest expense						40
Other nonoperating income, net						(14)
Consolidated earnings before income tax expense						$372

	Six Months Ended June 30, 2025
	(Dollars in Millions)
	East Group	West Group	Magnesia Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$1,466	$1,520	$178	$3,164	$—	$3,164
Less:
Labor and benefits expense	200	200	21	421	—	421
Raw materials expense	22	188	10	220	—	220
Depreciation, depletion and amortization expense	152	140	8	300	2	302
Energy expense	69	69	17	155	—	155
External freight expense	51	111	17	179	—	179
Other costs of revenues	475	494	31	1,000	8	1,008
Selling, general and administrative expenses	81	101	10	192	47	239
Acquisition, divestiture and integration expenses	—	—	—	—	4	4
Other operating (income) expense, net	(2)	3	—	1	(17)	(16)
Segment Earnings (Loss) from Operations	$418	$214	$64	$696	$(44)	$652
Interest expense						114
Other nonoperating income, net						(20)
Consolidated earnings before income tax expense						$558

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Six Months Ended June 30, 2024
	(Dollars in Millions)
	East Group	West Group	Magnesia Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$1,349	$1,505	$161	$3,015	$—	$3,015
Less:
Labor and benefits expense	192	201	19	412	—	412
Raw materials expense	23	208	10	241	—	241
Depreciation, depletion and amortization expense	114	127	7	248	2	250
Energy expense	71	71	16	158	—	158
External freight expense	52	103	15	170	—	170
Other costs of revenues	454	488	38	980	14	994
Selling, general and administrative expenses	69	95	10	174	62	236
Acquisition, divestiture and integration expenses	—	16	—	16	25	41
Other operating income, net	(4)	(1,274)	(2)	(1,280)	(26)	(1,306)
Segment Earnings (Loss) from Operations	$378	$1,470	$48	$1,896	$(77)	$1,819
Interest expense						80
Other nonoperating income, net						(46)
Consolidated earnings before income tax expense						$1,785

Assets employed by segment include assets directly identified with those operations. Corporate assets consist primarily of cash and cash equivalents; property, plant and equipment for corporate operations; and other assets not directly identifiable with a reportable segment.

	June 30,	December 31,
	2025	2024
Assets employed:	(Dollars in Millions)
East Group	$8,711	$8,452
West Group	7,965	7,941
Magnesia Specialties	291	269
Total reportable segments	16,967	16,662
Corporate	1,103	1,508
Total	$18,070	$18,170

	Six Months Ended
	June 30,
	2025	2024
Total property additions, including the impact of acquisitions:	(Dollars in Millions)
East Group	$192	$2,063
West Group	117	605
Magnesia Specialties	16	16
Total reportable segments	325	2,684
Corporate	11	8
Total	$336	$2,692

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Six Months Ended
	June 30,
	2025	2024
Property additions through business combinations:	(Dollars in Millions)
East Group	$—	$1,961
West Group	—	472
Total reportable segments	—	2,433
Corporate	—	—
Total	$—	$2,433

11.
Revenues and Gross Profit

The following tables, which are reconciled to consolidated amounts, provide revenues and gross profit (loss) by line of business: Building Materials (further divided by product line) and Magnesia Specialties. Interproduct revenues represent sales from the aggregates product line to the cement and ready mixed concrete and asphalt and paving product lines.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in Millions)
Revenues:
Building Materials business:
Aggregates	$1,320	$1,242	$2,322	$2,127
Cement and ready mixed concrete	245	261	477	526
Asphalt and paving services	228	245	308	303
Less: interproduct revenues	(72)	(65)	(121)	(102)
Total Building Materials business	1,721	1,683	2,986	2,854
Magnesia Specialties	90	81	178	161
Total	$1,811	$1,764	$3,164	$3,015

Gross profit (loss):
Building Materials business:
Aggregates	$430	$392	$726	$632
Cement and ready mixed concrete	54	72	78	103
Asphalt and paving services	33	37	11	15
Total Building Materials business	517	501	815	750
Magnesia Specialties	36	27	74	56
Corporate	(9)	(11)	(10)	(16)
Total	$544	$517	$879	$790

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

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

Future revenues from unsatisfied performance obligations at June 30, 2025 and 2024 were $252 million and $377 million, respectively, where the remaining periods to complete these obligations ranged from one month to 30 months and one month to 18 months, respectively.

Service Revenues. Service revenues were $102 million and $117 million for the three months ended June 30, 2025 and 2024, respectively, and reported in the West Group. Service revenues for the six months ended June 30, 2025 and 2024 were $137 million and $143 million, respectively. Service revenues include paving services located in California through its April 2025 divestiture date and Colorado.

12.
Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	Six Months Ended
	June 30,
	2025	2024
	(Dollars in Millions)
Accrued liabilities for purchases of property, plant and equipment	$61	$49
Right-of-use assets obtained in exchange for new operating lease liabilities	$42	$43
Right-of-use assets obtained in exchange for new finance lease liabilities	$16	$9
Remeasurement of finance lease right-of-use assets	$50	$25
Remeasurement of operating lease right-of-use assets	$(1)	$3
Accrued benefits on life insurance contracts	$5	$—

Supplemental disclosures of cash flow information are as follows:

	Six Months Ended
	June 30,
	2025	2024
	(Dollars in Millions)
Cash paid for interest, net of capitalized amount	$115	$76
Cash paid for income taxes, net of refunds	$32	$374

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

For the Quarter Ended June 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of June 30, 2025, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 390 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides cement and downstream products, namely, ready mixed concrete, asphalt and paving services, in certain vertically-integrated structured markets where the Company has a leading aggregates position. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement and ready mixed concrete and asphalt and paving product lines are reported collectively as the Building Materials business.

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

The Company has a Magnesia Specialties business with manufacturing facilities in Manistee, Michigan, and Woodville, Ohio. The Magnesia Specialties business produces magnesia-based products used in a wide range of industrial, agricultural and environmental applications, as well as dolomitic lime, which is primarily used as a fluxing agent in domestic steel production and as a key raw material in the Company's magnesia-based products. Dolomitic lime is also used in various other end use applications including soil stabilization.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes to the Company’s critical accounting policies during the six months ended June 30, 2025.

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

The following table presents a reconciliation of net earnings attributable to Martin Marietta to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$328	$294	$444	$1,339
Add back (Deduct):
Interest expense, net of interest income	56	33	107	47
Income tax expense for controlling interests	83	78	114	445
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	163	140	317	268
Acquisition, divestiture and integration expenses	—	19	—	37
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	—	20	—	20
Nonrecurring gain on divestiture	—	—	—	(1,331)
Noncash asset and portfolio rationalization charge	—	—	—	50
Adjusted EBITDA	$630	$584	$982	$875

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Quarter Ended June 30, 2025

The following tables present revenues and gross profit (loss) for the Company and its reportable segments by product line for the three months ended June 30, 2025 and 2024. Gross profit (loss) is also presented as a percentage of revenues of the Company, the relevant segment or the product line, as the case may be.

	Three Months Ended June 30,
	2025	2024
	Amount	Amount
	(Dollars in Millions)
Revenues:
Building Materials business:
East Group
Aggregates	$836	$785
Asphalt	40	46
Less: Interproduct revenues	(8)	(8)
East Group Total	868	823
West Group
Aggregates	484	457
Cement and ready mixed concrete	245	261
Asphalt and paving services	188	199
Less: Interproduct revenues	(64)	(57)
West Group Total	853	860
Total Building Materials business	1,721	1,683
Total Magnesia Specialties	90	81
Total	$1,811	$1,764

	Three Months Ended June 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$430	33%	$392	32%
Cement and ready mixed concrete	54	22%	72	28%
Asphalt and paving services	33	15%	37	15%
Total Building Materials business	517	30%	501	30%
Magnesia Specialties	36	40%	27	34%
Corporate	(9)		(11)
Total	$544	30%	$517	29%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

The following table presents shipment data for the Building Materials business:

	Three Months Ended June 30,
	2025	2024	% Change
	(In Millions)
Aggregates tons	52.7	53.0	(0.6)%
Cement tons	0.5	0.5	(11.5)%
Ready Mixed Concrete cubic yards	1.2	1.2	(1.2)%
Asphalt tons	2.3	2.5	(6.6)%

Second-quarter aggregates shipments decreased 0.6% to 52.7 million tons as wet weather in May 2025 and continued residential market softness across Southeast, Southwest and Midwest markets more than offset contributions from acquisitions. Pricing momentum continued as average selling price (ASP) increased 7.4% to $23.21 per ton.

Aggregates gross profit increased 9% from the prior-year quarter to $430 million and gross margin expanded 94 basis points to 33%, driven by organic pricing growth in excess of cost increases. Aggregates gross profit per ton increased 10% to $8.16. 2024 aggregates gross profit included a $20 million Inventory Markup charge associated with the Blue Water Industries LLC acquisition (the BWI Southeast acquisition; see Note 2 to the unaudited consolidated financial statements).

Cement and ready mixed concrete revenues decreased 6% to $245 million compared with the prior-year quarter due primarily to slower residential demand. Gross profit decreased 25% to $54 million due to higher ready mix raw material costs.

Asphalt and paving revenues decreased 7% from the prior-year quarter to $228 million, driven by lower asphalt shipments in Colorado and Minnesota and the sale of the California paving business in April 2025. Gross profit decreased 8% to $33 million due to reduced operating leverage stemming from lower shipments.

Aggregates End-Use Markets

Aggregates shipments to the infrastructure market increased 1% quarter-over-quarter as volumes to several highway and Hurricane Helene relief projects were offset by inclement weather in several of the Company's key markets. The infrastructure market accounted for 37% of second-quarter aggregates shipments.

Aggregates shipments to the nonresidential market were flat, reflecting contributions from distribution and data centers in the Southeast and Southwest, offset by delayed project starts in Texas. The nonresidential market represented 35% of second-quarter aggregates shipments.

Aggregates shipments to the residential market decreased 4%, driven by continued general softness in single-family housing resulting from affordability headwinds. The residential market accounted for 23% of second-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of second-quarter aggregates shipments. Volumes to this end use market were flat quarter-over-quarter.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Magnesia Specialties Business

Magnesia Specialties second-quarter revenues of $90 million increased 12% while gross profit increased 32% to $36 million, and gross margin improved 605 basis points to 40% due to higher prices, improved lime shipments and operational reliability and efficiency gains.

Consolidated Operating Results

Consolidated SG&A for the second quarter of 2025 was 6.0% of revenues compared with 6.7% in the prior-year quarter resulting from lower stock compensation expense.

Net earnings attributable to Martin Marietta were $328 million, or $5.43 per diluted share, in 2025 compared with $294 million, or $4.76 per diluted share, in 2024. 2024 included an after-tax charge of $15 million, or $0.24 per diluted share, for the Inventory Markup and an after-tax charge of $16 million, or $0.26 per diluted share, for acquisition and integration expenses related to the BWI Southeast acquisition.

Six Months Ended June 30, 2025

The following tables present revenues and gross profit (loss) for the Company and its reportable segments by product line for continuing operations for the six months ended June 30, 2025 and 2024. Gross profit (loss) is also presented as a percentage of revenues of the Company or the relevant segment or product line, as the case may be.

	Six Months Ended June 30,
	2025	2024
	Amount	Amount
	(Dollars in Millions)
Revenues:
Building Materials business:
East Group
Aggregates	$1,434	$1,312
Asphalt	40	45
Less: Interproduct revenues	(8)	(8)
East Group Total	1,466	1,349
West Group
Aggregates	888	815
Cement and ready mixed concrete	477	526
Asphalt and paving services	268	258
Less: Interproduct revenues	(113)	(94)
West Group Total	1,520	1,505
Total Building Materials business	2,986	2,854
Total Magnesia Specialties	178	161
Total	$3,164	$3,015

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Six Months Ended June 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$726	31%	$632	30%
Cement and ready mixed concrete	78	16%	103	20%
Asphalt and paving services	11	4%	15	5%
Total Building Materials business	815	27%	750	26%
Magnesia Specialties	74	42%	56	35%
Corporate	(10)		(16)
Total	$879	28%	$790	26%

Building Materials Business

The following table presents shipment data for the Building Materials business:

	Six Months Ended June 30,
	2025	2024	% Change
	(In Millions)
Aggregates tons	91.7	89.6	2.3%
Cement tons	0.9	1.1	(19.5)%
Ready Mixed Concrete cubic yards	2.3	2.4	(4.0)%
Asphalt tons	3.0	3.0	(0.9)%

Year-to-date aggregates shipments increased 2.3%, due to contributions from acquisitions, partially offset by adverse weather across many Southeast, Southwest and Midwest markets. Aggregates average selling price per ton of $23.45 increased 7.2% due to strong realization of the cumulative effects of 2024 and 2025 price increases. Aggregates gross profit improved 15% to $726 million, driven by organic pricing growth in excess of cost increases and margin-accretive acquisitions.

Cement and ready mixed concrete revenues decreased 9% to $477 million, primarily attributable to slower residential demand, weather-driven delays and the February 2024 divestiture of the South Texas cement business and certain of its related ready mixed concrete operations (the Divestiture; see Note 2 to the unaudited consolidated financial statements). Gross profit decreased 25% to $78 million, compared with the prior-year period, reflecting lower revenues and higher raw material costs.

Asphalt and paving revenues increased 2% to $308 million. Gross profit decreased 27% to $11 million, compared with the prior-year period, as the combination of lower asphalt shipments and higher raw materials costs more than offset pricing growth.

Aggregates End-Use Markets

Aggregates shipments to the infrastructure market increased 2% as contributions from operations acquired more than offset weather-driven project delays. The infrastructure market accounted for 35% of year-to-date aggregates shipments.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Aggregates shipments to the nonresidential market increased 2%, reflecting contributions from acquired operations and increased data center shipments that more than offset wet weather in many of the Company's markets. The nonresidential market represented 36% of year-to-date aggregates shipments.

Aggregates shipments to the residential market increased 1%, driven by contributions from acquired operations. The Company continues to experience demand softness in single-family housing within most markets, however, demographic trends and undersupply, particularly in key Sunbelt markets, remain intact. The residential market accounted for 24% of year-to-date aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of year-to-date aggregates shipments. Volumes to this end use market increased 9% year-to-date due to robust agricultural lime and ballast shipments.

Magnesia Specialties Business

Magnesia Specialties year-to-date revenues of $178 million increased 10% and gross profit increased 32% to $74 million, due to improved lime shipments, strong pricing improvement and continued cost discipline.

Consolidated Operating Results

Consolidated SG&A for the six months ended June 30 was 7.6% of revenues compared with 7.8% in the prior-year period.

For the six months ended June 30, consolidated other operating income, net, was $16 million in 2025 and $1.3 billion in 2024. The 2024 amount included a $1.3 billion pretax gain on the Divestiture, which was partially offset by a $50 million pretax, noncash asset and portfolio rationalization charge (the Rationalization Charge; see Note 13 to the unaudited consolidated financial statements).

For the six months ended June 30, other nonoperating income, net, was $20 million and $46 million in 2025 and 2024, respectively, with the decrease resulting from lower interest income.

For the six months ended June 30, 2025 and 2024, the effective income tax rates were 20.5% and 25.0%, respectively. The higher 2024 effective income tax rate versus 2025 was driven by the Divestiture, which reflected the write-off of certain nondeductible goodwill and was treated as a discrete tax event.

For the six months ended June 30, net earnings attributable to Martin Marietta were $444 million, or $7.31 per diluted share, in 2025 compared with $1.3 billion, or $21.66 per diluted share, in 2024. 2024 included an after-tax gain of $976 million, or $15.79 per diluted share, on the Divestiture, an after-tax loss of $37 million, or $0.61 per diluted share, for the Rationalization Charge, an after-tax charge of $15 million, or $0.24 per diluted share, for the Inventory Markup and after-tax acquisition, divestiture and integration expenses of $29 million, or $0.47 per diluted share, related to the BWI Southeast acquisition and the Divestiture.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended June 30, 2025 and 2024 was $605 million and $173 million, respectively. Operating cash flow is substantially derived from consolidated net earnings before deducting depreciation, depletion and amortization and the impact of changes in working capital requirements. Additionally, in 2024, operating cash flow reflects deducting the nonrecurring gain on the Divestiture and adding back the noncash Rationalization Charge. 2024 operating cash flow also included higher income tax payments resulting from the taxable gain associated with the Divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The Internal Revenue Service has provided certain disaster tax relief for North Carolina businesses affected by Hurricanes Debby and Helene, which allows the Company to defer estimated federal and certain state income, payroll and excise tax payments for the period from August 2024 through September 2025. The deferred obligation will be due September 25, 2025. The Company deferred income tax payments of $150 million under this provision as of June 30, 2025.

The seasonal nature of construction activity impacts the Company’s interim operating cash flow when compared with the full year. Full-year 2024 net cash provided by operating activities was $1.5 billion.

During the six months ended June 30, 2025 and 2024, the Company paid $412 million and $339 million, respectively, for additions to property, plant and equipment.

In February 2024, the Company received pretax cash proceeds of $2.1 billion from the Divestiture. On April 5, 2024, the Company used $2.05 billion of cash on hand to fund the acquisition of 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. During the first six months of 2025, the Company repurchased 910,831 shares of common stock at an average price of $494.04 and an aggregate cost of $450 million. At June 30, 2025, 11.0 million shares of common stock remain under the Company’s repurchase authorization.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 17, 2025. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

The Company has an $800 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2029. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50 times as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00 times. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at June 30, 2025. In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow for payment of dividends for the foreseeable future and allow the repurchase of shares of the Company’s common stock. At June 30, 2025, there were no amounts outstanding under the Trade Receivable Facility or under the Revolving Facility, and the Company had $1.2 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. Historically, the Company has successfully extended the maturity dates of these credit facilities.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2024. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OTHER MATTERS

If you are interested in Martin Marietta stock, management recommends that, at a minimum, you read the Company’s current annual report and Forms 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission (SEC) over the past year. The Company’s proxy statement for the May 15, 2025 annual meeting of shareholders also contains important information. These and other materials that have been filed with the SEC are accessible through the Company’s website at www.martinmarietta.com and are also available at the SEC’s website at www.sec.gov. You may also write or call the Company’s Corporate Secretary, who will provide copies of such reports.

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

For the Quarter Ended June 30, 2025

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
•
labor relations risks, including unionization efforts, work stoppages or strikes, particularly in jurisdictions with increasing labor advocacy and evolving labor law frameworks;
•
workforce demographics-related risks, including difficulty recruiting and retaining skilled employees, particularly for physically demanding roles in rural or less-populated markets;
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
•
future implementation of emissions-based taxes or carbon-pricing schemes and/or more stringent state or federal climate-related regulatory requirements that may materially increase cement operating costs or restrict cement production capacity;
•
difficulty in securing timely land use approvals or environmental permits for development, expansion, or ongoing operations in the face of potentially shifting public and regulatory expectations;
•
the outcome of environmental or land use-related proceedings, or increased costs associated with regulatory obligations linked to resource extraction, including site reclamation;
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

For the Quarter Ended June 30, 2025

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
•
risks associated with third-party technology vendors, including exposure to cybersecurity vulnerabilities or service outages due to reliance on external software platforms or IT infrastructure;
•
inflation and its effect on both production and interest costs;
•
the concentration of customers in construction markets and the increased risk of potential losses on customer receivables;
•
the impact of the level of demand in the Company’s end-use markets, production levels and management of production costs on the operating leverage and therefore profitability of the Company;
•
risks related to our pending Quikrete transaction, including the ability to obtain regulatory approvals, satisfy closing conditions, transaction costs, integration challenges, market conditions, and the impact of the pending transaction on the Company’s stakeholders;
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
•
risks related to executive succession planning, retention and development of leadership talent critical to strategic execution, including potential adverse effects in the event of unexpected transitions or departures;
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

For the Quarter Ended June 30, 2025

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

For the Quarter Ended June 30, 2025

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

Demand in the nonresidential and residential construction markets, which combined accounted for 60% of aggregates shipments for the six months ended June 30, 2025, is affected by interest rates. While unchanged since December 31, 2024, the target federal funds rate remains above historical levels.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities. At June 30, 2025, the Company had an $800 million Revolving Facility and a $400 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. There were no borrowings outstanding on either facility at June 30, 2025. However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9 Commitments and Contingencies, Legal and Administrative Proceedings of this Form 10-Q.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
April 1, 2025 - April 30, 2025	—	$—	—	11,024,507
May 1, 2025 - May 31, 2025	—	$—	—	11,024,507
June 1, 2025 - June 30, 2025	—	$—	—	11,024,507
Total	—		—

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

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2025

PART II. OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated August 7, 2025 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated August 7, 2025 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated August 7, 2025 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated August 7, 2025 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: August 7, 2025	By:	/s/ Michael J. Petro
Michael J. Petro
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)