Form 10-Q
period 2025-09-30
MARTIN MARIETTA MATERIALS INC
filed 2025-11-04
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2025
Common Stock, $0.01 par value	60,307,143

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(In Millions, Except Share and Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$57	$670
Restricted cash	13	—
Accounts receivable, net	984	678
Inventories, net	1,034	1,115
Current assets held for sale	1,224	8
Other current assets	111	71
Total Current Assets	3,423	2,542

Property, plant and equipment	14,980	15,086
Allowances for depreciation, depletion and amortization	(4,916)	(4,977)
Net property, plant and equipment	10,064	10,109
Goodwill	3,607	3,767
Other intangibles, net	462	730
Operating lease right-of-use assets, net	367	376
Other noncurrent assets	730	646
Total Assets	$18,653	$18,170

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$349	$375
Accrued salaries, benefits and payroll taxes	88	73
Accrued income taxes	1	102
Accrued other taxes	66	50
Accrued interest	63	45
Current maturities of long-term debt	230	125
Current operating lease liabilities	61	56
Current liabilities held for sale	40	—
Accrued investments in limited liability companies	125	44
Other current liabilities	131	146
Total Current Liabilities	1,154	1,016

Long-term debt	5,292	5,288
Deferred income taxes, net	1,250	1,169
Noncurrent operating lease liabilities	320	335
Noncurrent asset retirement obligations	332	423
Other noncurrent liabilities	567	483
Total Liabilities	8,915	8,714

Commitments and contingent liabilities - Note 9	—	—

Equity:
Common stock, par value $0.01 per share (60,307,143 shares and 61,126,646 shares outstanding at September 30, 2025 and December 31, 2024, respectively)	1	1
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,567	3,550
Accumulated other comprehensive loss	(5)	(13)
Retained earnings	6,172	5,915
Total Shareholders' Equity	9,735	9,453
Noncontrolling interests	3	3
Total Equity	9,738	9,456
Total Liabilities and Equity	$18,653	$18,170

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In Millions, Except Per Share Data)
Revenues	$1,846	$1,642	$4,617	$4,250
Cost of revenues	1,235	1,129	3,195	3,039

Gross Profit	611	513	1,422	1,211

Selling, general and administrative expenses	110	101	340	328
Acquisition, divestiture and integration expenses	5	3	9	44
Other operating (income) expense, net	(9)	3	(23)	(1,301)
Earnings from Operations	505	406	1,096	2,140

Interest expense	59	38	172	118
Other nonoperating income, net	(4)	(6)	(23)	(51)
Earnings from continuing operations before income tax expense	450	374	947	2,073
Income tax expense	89	77	190	504
Earnings from continuing operations	361	297	757	1,569
Earnings from discontinued operations, net of income tax expense	53	66	101	133
Consolidated net earnings	414	363	858	1,702
Less: Net earnings attributable to noncontrolling interests	—	—	—	1
Net Earnings Attributable to Martin Marietta	$414	$363	$858	$1,701

Consolidated Comprehensive Earnings (See Note 1):
Consolidated comprehensive earnings attributable to Martin Marietta	$418	$365	$866	$1,704
Comprehensive earnings attributable to noncontrolling interests	—	—	—	1
	$418	$365	$866	$1,705
Net Earnings Attributable to Martin Marietta
Per Common Share:
Basic from continuing operations attributable to common shareholders	$5.98	$4.86	$12.51	$25.52
Basic from discontinued operations attributable to common shareholders	0.88	1.07	1.67	2.16
Total basic attributable to common shareholders	$6.86	$5.93	$14.18	$27.68

Diluted from continuing operations attributable to common shareholders	$5.97	$4.84	$12.49	$25.44
Diluted from discontinued operations attributable to common shareholders	0.88	1.07	1.66	2.16
Total diluted attributable to common shareholders	$6.85	$5.91	$14.15	$27.60

Weighted-Average Common Shares Outstanding:
Basic	60.3	61.1	60.5	61.5
Diluted	60.4	61.3	60.6	61.6

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2025	2024
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$858	$1,702
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	480	424
Stock-based compensation expense	42	48
Gain on divestitures and sales of assets	(24)	(1,341)
Deferred income taxes, net	75	(79)
Noncash asset and portfolio rationalization charge	—	50
Other items, net	(7)	(9)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(309)	(153)
Inventories, net	10	(48)
Accounts payable	64	55
Other assets and liabilities, net	(33)	124
Net Cash Provided by Operating Activities	1,156	773

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(602)	(622)
Acquisitions, net of cash acquired	(577)	(2,538)
Proceeds from divestitures and sales of assets	29	2,128
Investments in limited liability company	(54)	—
Other investing activities, net	(9)	(32)
Net Cash Used for Investing Activities	(1,213)	(1,064)

Cash Flows from Financing Activities:
Proceeds from borrowings	510	490
Repayments of debt	(405)	(795)
Payments on finance lease obligations	(17)	(14)
Dividends paid	(147)	(141)
Repurchases of common stock	(450)	(450)
Shares withheld for employees’ income tax obligations	(29)	(28)
Other financing activities, net	(5)	(1)
Net Cash Used for Financing Activities	(543)	(939)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(600)	(1,230)
Cash, Cash Equivalents and Restricted Cash, beginning of period	670	1,282
Cash, Cash Equivalents and Restricted Cash, end of period	$70	$52

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Share and Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2025	60,305,739	$1	$3,562	$(9)	$5,809	$9,363	$3	$9,366
Consolidated net earnings	—	—	—	—	414	414	—	414
Other comprehensive earnings, net of tax	—	—	—	4	—	4	—	4
Dividends declared ($0.83 per common share)	—	—	—	—	(51)	(51)	—	(51)
Issuances of common stock for stock award plans	1,404	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5	—	—	5	—	5
Balance at September 30, 2025	60,307,143	$1	$3,567	$(5)	$6,172	$9,735	$3	$9,738

Balance at December 31, 2024	61,126,646	$1	$3,550	$(13)	$5,915	$9,453	$3	$9,456
Consolidated net earnings	—	—	—	—	858	858	—	858
Other comprehensive earnings, net of tax	—	—	—	8	—	8	—	8
Dividends declared ($2.41 per common share)	—	—	—	—	(147)	(147)	—	(147)
Issuances of common stock for stock award plans	91,328	—	4	—	—	4	—	4
Shares withheld for employees' income tax obligations	—	—	(29)	—	—	(29)	—	(29)
Repurchases of common stock	(910,831)	—	—	—	(454)	(454)	—	(454)
Stock-based compensation expense	—	—	42	—	—	42	—	42
Balance at September 30, 2025	60,307,143	$1	$3,567	$(5)	$6,172	$9,735	$3	$9,738

(In Millions, Except Share and Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2024	61,117,053	$1	$3,529	$(48)	$5,356	$8,838	$2	$8,840
Consolidated net earnings	—	—	—	—	363	363	—	363
Other comprehensive earnings, net of tax	—	—	—	2	—	2	—	2
Dividends declared ($0.79 per common share)	—	—	—	—	(49)	(49)	—	(49)
Issuances of common stock for stock award plans	1,004	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	15	—	—	15	—	15
Balance at September 30, 2024	61,118,057	$1	$3,544	$(46)	$5,670	$9,169	$2	$9,171

Balance at December 31, 2023	61,821,421	$1	$3,519	$(49)	$4,563	$8,034	$2	$8,036
Consolidated net earnings	—	—	—	—	1,701	1,701	1	1,702
Other comprehensive earnings, net of tax	—	—	—	3	—	3	—	3
Dividends declared ($2.27 per common share)	—	—	—	—	(140)	(140)	—	(140)
Issuances of common stock for stock award plans	82,394	—	5	—	—	5	—	5
Shares withheld for employees' income tax obligations	—	—	(28)	—	—	(28)	—	(28)
Repurchases of common stock	(785,758)	—	—	—	(454)	(454)	—	(454)
Stock-based compensation expense	—	—	48	—	—	48	—	48
Distributions to owners of noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2024	61,118,057	$1	$3,544	$(46)	$5,670	$9,169	$2	$9,171

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of September 30, 2025, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 390 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides other building materials, namely, cement, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company also has a leading aggregates position. The Company's Midlothian cement plant, related cement terminals and Texas ready mixed concrete plants are classified as assets held for sale as of September 30, 2025, and their associated financial results are reported as discontinued operations for all periods presented (see Note 2).

The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates and other building materials product lines are reported collectively as the Building Materials business.

The Company’s Building Materials business includes two reportable segments: East Group and West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	East Group	West Group
Operating Locations

Alabama, Florida, Georgia, Indiana,
Iowa, Kansas, Kentucky, Maryland,
Minnesota, Missouri,
Nebraska, North Carolina, Ohio,
Pennsylvania, South Carolina,
Tennessee, Virginia, West Virginia,
Nova Scotia and The Bahamas

Arizona, Arkansas, California, Colorado, Louisiana, Oklahoma, Texas, Utah, Washington and Wyoming

Products and Services	Aggregates and Asphalt	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving Services

The Company’s Specialties business (formerly known as the Magnesia Specialties business), which represents a separate reportable segment, has manufacturing facilities in Michigan, Ohio, Nevada, North Carolina, Indiana and Pennsylvania. The Specialties business produces high-purity magnesia-based products used in a wide range of environmental, industrial, agricultural and specialty applications, as well as dolomitic lime, which is primarily used as a fluxing agent in domestic steel production and as a key raw material in the Company's magnesia-based products. Dolomitic lime is also used in various other end use applications including soil stabilization.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

and cash flows for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Restricted Cash

At September 30, 2025, the Company had restricted cash of $13 million. Of this amount, $9 million is invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company is restricted from utilizing the cash for purposes other than the purchase of qualified assets for a designated period from receipt of the proceeds from the sale of the exchanged assets. Any unused cash at the end of the 180 days is transferred to unrestricted accounts of the Company and used for general corporate purposes. The remaining $4 million represents a deposit held in a designated bank account to secure a letter of credit agreement. There was no restricted cash at December 31, 2024.

The statements of cash flows reflect cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis. The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

	September 30,	December 31,
	2025	2024
	(Dollars in Millions)
Cash and cash equivalents	$57	$670
Restricted cash	13	—
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$70	$670

Consolidated Comprehensive Earnings and Accumulated Other Comprehensive Loss

Consolidated comprehensive earnings consist of consolidated net earnings, adjustments for the funded status of pension and postretirement benefit plans and foreign currency translation adjustments and are presented in the Company’s consolidated statements of earnings and comprehensive earnings.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Consolidated comprehensive earnings attributable to Martin Marietta are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$414	$363	$858	$1,701
Other comprehensive earnings, net of tax	4	2	8	3
Consolidated comprehensive earnings attributable to Martin Marietta	$418	$365	$866	$1,704

Accumulated other comprehensive loss consists of unrecognized gains and losses related to the funded status of the pension and postretirement benefit plans and foreign currency translation adjustments and is presented on the Company’s consolidated balance sheets.

The components of the changes in accumulated other comprehensive loss, net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Three Months Ended September 30, 2025
Balance at beginning of period	$(7)	$(2)	$(9)
Other comprehensive loss before reclassifications, net of tax	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss, net of tax	5	—	5
Other comprehensive earnings (loss), net of tax	5	(1)	4
Balance at end of period	$(2)	$(3)	$(5)

	Three Months Ended September 30, 2024
Balance at beginning of period	$(46)	$(2)	$(48)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2	—	2
Other comprehensive earnings, net of tax	2	—	2
Balance at end of period	$(44)	$(2)	$(46)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Loss
	Nine Months Ended September 30, 2025
Balance at beginning of period	$(9)	$(4)	$(13)
Other comprehensive earnings before reclassifications, net of tax	—	1	1
Amounts reclassified from accumulated other comprehensive loss, net of tax	7	—	7
Other comprehensive earnings, net of tax	7	1	8
Balance at end of period	$(2)	$(3)	$(5)

	Nine Months Ended September 30, 2024
Balance at beginning of period	$(48)	$(1)	$(49)
Other comprehensive loss before reclassifications, net of tax	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4	—	4
Other comprehensive earnings (loss), net of tax	4	(1)	3
Balance at end of period	$(44)	$(2)	$(46)

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive loss are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in Millions)
Balance at beginning of period	$40	$53	$41	$54
Tax effect of other comprehensive earnings	(1)	(1)	(2)	(2)
Balance at end of period	$39	$52	$39	$52

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications out of accumulated other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended		Affected line items in the consolidated
	September 30,		September 30,		statements of earnings
	2025	2024	2025	2024	and comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Settlement charge	$5	$—	$5	$—
Amortization of:
Prior service cost	1	2	4	5
Actuarial loss	—	—	—	1
	6	2	9	6	Other nonoperating income, net
Tax effect	(1)	—	(2)	(2)	Income tax expense
Total	$5	$2	$7	$4

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

The following table reconciles the denominator for basic and diluted earnings from continuing operations per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In Millions)
Basic weighted-average common shares outstanding	60.3	61.1	60.5	61.5
Effect of dilutive employee and director awards	0.1	0.2	0.1	0.1
Diluted weighted-average common shares outstanding	60.4	61.3	60.6	61.6

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

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

2.
Business Combinations, Divestitures, Discontinued Operations and Assets and Liabilities Held for Sale

Business Combinations (2025)

Premier Magnesia, LLC. On July 25, 2025, the Company acquired Premier Magnesia, LLC (Premier), a privately-owned producer and distributor of magnesia-based products, using cash on hand and credit facility borrowings. Premier is the largest producer of natural magnesite and magnesium sulfate, or Epsom salt, in the United States, with facilities in Nevada, North Carolina, Indiana and Pennsylvania. This transaction expands the Company's product offerings to new and existing customers and enhances the Company's Specialties business. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Thus, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remains open as of September 30, 2025. Specific accounts subject to ongoing purchase accounting adjustments, include, but are not limited to, property, plant and equipment; goodwill; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's Specialties reportable segment and is immaterial for other business combination disclosures, including pro-forma results of operations.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

QUIKRETE Holdings, Inc. On August 3, 2025, the Company entered into a definitive agreement with QUIKRETE Holdings, Inc. (QUIKRETE). Under the terms of the agreement, Martin Marietta would receive aggregates operations producing approximately 20 million tons annually in Virginia, Missouri, Kansas and Vancouver, British Columbia, as well as cash proceeds. In exchange, QUIKRETE would receive the Company’s Midlothian cement plant, related cement distribution terminals and certain Texas ready mixed concrete assets. The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions.

Business Combinations (2024)

Revenues and pretax earnings attributable to operations acquired during the first nine months of 2024 (as subsequently described) included in the Company's consolidated statements of earnings and comprehensive earnings were $85 million and $13 million, respectively, for the three months ended September 30, 2024, and $182 million and $25 million, respectively, for the nine months ended September 30, 2024. The pretax earnings for the year-to-date period ended September 30, 2024 included a $20 million charge for the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting for the Blue Water Industries LLC transaction.

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

FORM 10-Q

For the Quarter Ended September 30, 2025

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

	Three Months Ended	Nine Months Ended
	September 30, 2024
	(Dollars in Millions)
Revenues	$1,889	$4,957
Net earnings from continuing operations attributable to Martin Marietta	$363	$1,733

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

Youngquist Brothers Rock, LLC. On October 25, 2024, the Company completed the acquisition of Youngquist Brothers Rock, LLC (YBR), a leading aggregates supplier in the Fort Myers, Florida area. This acquisition allows the Company to serve new and existing customers and enhances the Company's aggregates platform in South Florida. As of September 30, 2025, the measurement period was closed. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's East Group and is immaterial for other business combination disclosures, including pro-forma results of operations.

R.E. Janes Gravel Co. On December 13, 2024, the Company acquired R.E. Janes Gravel Co. (RE Janes), an aggregates bolt-on in Texas. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Thus, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remains open as of September 30, 2025. Specific accounts subject to ongoing purchase accounting adjustments, include, but are not limited to, property, plant and equipment; goodwill; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's West Group and is immaterial for other business combination disclosures, including pro-forma results of operations.

Divestitures

On February 9, 2024, the Company completed the sale of its South Texas cement business and certain of its related ready mixed concrete operations to CRH Americas Materials, Inc., a subsidiary of CRH plc, for $2.1 billion in cash plus normal customary closing adjustments. Specifically, the divested facilities included the Hunter cement plant in New Braunfels, Texas, related cement distribution terminals and 20 ready mixed concrete plants that served the Austin and San Antonio region. The divestiture provided proceeds the Company used to consummate the BWI Southeast acquisition. The transaction resulted in a pretax gain of $1.3 billion, which is included in Other operating (income) expense, net, on the Company's consolidated statement of earnings and comprehensive earnings for the nine months ended September 30, 2024 and is exclusive of transaction expenses incurred due to the divestiture. The historical

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

financial results of the divested operations and the gain on divestiture were reported in continuing operations for the West Group.

Discontinued Operations

In connection with the QUIKRETE asset exchange, the Company's Midlothian cement plant, related cement distribution terminals and Texas ready mixed concrete plants, which are part of the West Group, have been classified as assets held for sale on the consolidated balance sheet as of September 30, 2025 and their associated financial results are reported as discontinued operations on the consolidated statements of earnings and comprehensive earnings for all periods presented.

Financial results for the Company's discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in Millions)
Revenues	$242	$247	$634	$655
Cost of revenues	166	161	490	478
Gross profit	$76	$86	$144	$177

Pretax earnings	$68	$84	$130	$170
Income tax expense	15	18	29	37
Earnings from discontinued operations, net of income tax expense	$53	$66	$101	$133

Cash flow information for the Company's discontinued operations is as follows:

	Nine Months Ended
	September 30,
	2025	2024
	(Dollars in Millions)
Net cash provided by operating activities	$120	$167

Additions to property, plant and equipment	$(74)	$(88)
Proceeds from divestitures and sales of assets	1	5
Net cash used for investing activities	$(73)	$(83)

Assets and Liabilities Held for Sale

Assets and liabilities held for sale at September 30, 2025 included the Company's Midlothian cement plant, related cement distribution terminals and Texas ready mixed concrete plants and certain nonoperating land. At December 31, 2024, assets and liabilities held for sale included certain nonoperating land.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets and liabilities held for sale are as follows:

	September 30, 2025			December 31, 2024
	Continuing Operations	Discontinued Operations	Total	Continuing Operations
	(Dollars in Millions)
Inventories, net	$—	$96	$96	$—
Investment land	11	—	11	8
Property, plant and equipment	—	480	480	—
Goodwill	—	374	374	—
Intangible assets, excluding goodwill	—	249	249	—
Operating lease right-of-use assets	—	12	12	—
Other assets	—	2	2	—
Total current assets held for sale	$11	$1,213	$1,224	$8

Lease obligations	$—	$26	$26	$—
Asset retirement obligations	—	3	3	—
Other liabilities	—	11	11	—
Total current liabilities held for sale	$—	$40	$40	$—
3.
Goodwill

The following table shows the changes in goodwill by reportable segment and in total:

	East	West
	Group	Group	Specialties	Total
	(Dollars in Millions)
Balance at January 1, 2025	$1,031	$2,736	$—	$3,767
Acquisitions	—	—	207	207
Adjustments to purchase price allocations	(1)	8	—	7
Goodwill reclassified to assets held for sale	—	(374)	—	(374)
Balance at September 30, 2025	$1,030	$2,370	$207	$3,607

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.
Inventories, Net

	September 30,	December 31,
	2025	2024
	(Dollars in Millions)
Finished products	$1,357	$1,327
Products in process	17	24
Raw materials	44	65
Supplies and expendable parts	122	162
Total inventories	1,540	1,578
Less: allowances	(506)	(463)
Inventories, net	$1,034	$1,115

5.
Debt

	September 30,	December 31,
	2025	2024
	(Dollars in Millions)
7% Debentures, due 2025	$125	$125
3.450% Senior Notes, due 2027	299	299
3.500% Senior Notes, due 2027	493	493
2.500% Senior Notes, due 2030	473	472
2.400% Senior Notes, due 2031	891	890
5.150% Senior Notes, due 2034	738	738
6.25% Senior Notes, due 2037	229	228
4.250% Senior Notes, due 2047	591	591
3.200% Senior Notes, due 2051	851	851
5.500% Senior Notes, due 2054	727	726
Trade Receivable Facility, interest rate of 4.98% at September 30, 2025	105	—
Total debt	5,522	5,413
Less: current maturities	(230)	(125)
Long-term debt	$5,292	$5,288

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for an $800 million five-year senior unsecured revolving facility (the Revolving Facility) with a maturity date of December 21, 2029. Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the Secured Overnight Financing Rate (SOFR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. Any outstanding principal amounts, together with interest accrued thereon, are due in full on that maturity date. There were no borrowings outstanding under the Revolving Facility as of September 30, 2025 and December 31, 2024. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At September 30, 2025 and December 31, 2024, the Company had $3 million of outstanding letters of credit issued under the Revolving Facility.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio any debt incurred in connection with certain acquisitions during the quarter or three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if no amounts are outstanding under the Revolving Facility or the Company's trade receivable securitization facility (discussed below), consolidated debt, as defined, which includes debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at September 30, 2025.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility). On September 16, 2025, the Company extended the maturity to September 16, 2026. The Trade Receivable Facility, with Truist Bank, Regions Bank, First Citizens Bank & Trust Company, and certain other lenders that may become a party to the facility from time to time, is backed by eligible trade receivables, as defined. Borrowings are limited to the lesser of the facility limit or the borrowing base, as defined. These receivables are originated by the Company and then sold or contributed to the wholly-owned, special-purpose subsidiary. The Company continues to be responsible for the servicing and administration of the receivables purchased by the wholly-owned, special-purpose subsidiary. Borrowings under the Trade Receivable Facility bear interest at a rate equal to the Adjusted Term Secured Overnight Financing Rate (Adjusted Term SOFR), as defined, plus 0.7%. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to a borrowing base not to exceed $600 million.

6.
Financial Instruments

The Company’s financial instruments include temporary cash investments, restricted cash, accounts receivable, accounts payable, Trade Receivable Facility borrowings and publicly-registered long-term notes and debentures.

Temporary cash investments are placed primarily in money market funds, money market demand deposit accounts and Eurodollar time deposit accounts with financial institutions. The Company’s cash equivalents have maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

Restricted cash at September 30, 2025 is held in a trust account with a third-party intermediary. Due to the short-term nature of this account, the carrying value of restricted cash approximates its fair value.

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

The carrying value and fair value of the Company’s debt were $5.5 billion and $5.1 billion, respectively, at September 30, 2025 and $5.4 billion and $4.8 billion, respectively, at December 31, 2024. Due to its short-term nature, the carrying value of Trade Receivable Facility borrowings approximates its fair value. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 1 of the fair value hierarchy using quoted market prices.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.
Income Taxes

The Company's effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves. The effective income tax rates for continuing operations were 20.0% and 24.3% for the nine months ended September 30, 2025 and 2024, respectively. The higher 2024 effective income tax rate versus 2025 was driven by the impact of the February 2024 divestiture of the South Texas cement business and certain related ready mixed concrete operations, which reflected the write off of certain nondeductible goodwill and was treated as a discrete tax event.

The Company invests in renewable energy investment entities which qualify for tax credits and other tax benefits (RETC projects) and are accounted for under the proportional amortization method. For the nine months ended September 30, 2025, the Company's annualized effective tax rate included the proportional amortization of these investments of $128 million, offset by $124 million of tax credits and $15 million of other tax benefits. The proportional amortization and related tax credits and benefits for the nine months ended September 30, 2024 were immaterial.

During the nine months ended September 30, 2025, the Company has committed to equity contributions of $134 million for tax equity investments related to RETC projects. Of this total commitment, $125 million is expected to be paid within the next twelve months and is recorded in Accrued investments in limited liability companies on the consolidated balance sheet.

The Internal Revenue Service provided certain disaster tax relief for North Carolina businesses affected by Hurricanes Debby and Helene, which allowed the Company to defer estimated federal and certain state income, payroll and excise tax payments for the period from August 2024 through September 2025. The deferred obligation was paid on September 25, 2025.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (OBBBA) that, among other provisions, makes 100% bonus depreciation permanent, restores the ability to expense domestic research expenditures, and modifies the taxation of foreign earnings. The OBBBA is not expected to have a material impact on the Company’s annual estimated income tax rate, but results in a reclassification between current taxes payable and deferred tax liabilities which is reflected in the period ended September 30, 2025.

8.
Pension Benefits

The net periodic benefit cost for pension benefits includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in Millions)
Service cost	$9	$10	$27	$29
Interest cost	15	14	44	41
Expected return on assets	(21)	(20)	(62)	(59)
Amortization of:
Prior service cost	1	2	4	5
Actuarial loss	—	—	1	1
Settlement charge	5	—	5	—
Net periodic benefit cost	$9	$6	$19	$17

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

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

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At September 30, 2025, the Company was contingently liable for $37 million in letters of credit.

10.
Segments

The Building Materials business is comprised of four divisions that represent individual operating segments. These operating segments are consolidated into two reportable segments, the East Group and the West Group, for financial reporting purposes, as they meet the aggregation criteria. The Specialties business represents an individual operating and reportable segment.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Earnings from operations for the West Group for the nine months ended September 30, 2024 included a $1.3 billion gain and $16 million in transaction expenses on the divestiture of the South Texas cement business and certain of its related ready mixed concrete operations (see Note 2) and a noncash asset and portfolio rationalization charge of $50 million (see Note 13).

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

	Three Months Ended September 30, 2025
	(Dollars in Millions)
	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$953	$762	$131	$1,846	$—	$1,846
Less:
Labor and benefits expense	114	82	17	213	3	216
Raw materials expense	42	49	8	99	—	99
Depreciation, depletion and amortization expense	81	53	8	142	1	143
Energy expense	41	28	10	79	—	79
External freight expense	34	70	11	115	—	115
Other costs of revenues	271	265	43	579	4	583
Selling, general and administrative expenses	41	36	8	85	25	110
Acquisition, divestiture and integration expenses	—	—	—	—	5	5
Other operating income, net	(2)	(1)	—	(3)	(6)	(9)
Segment Earnings (Loss) from Operations	$331	$180	$26	$537	$(32)	$505
Interest expense						59
Other nonoperating income, net						(4)
Consolidated earnings from continuing operations before income tax expense						$450

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended September 30, 2024
	(Dollars in Millions)
	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$849	$711	$82	$1,642	$—	$1,642
Less:
Labor and benefits expense	104	77	9	190	2	192
Raw materials expense	48	67	5	120	—	120
Depreciation, depletion and amortization expense	75	48	3	126	1	127
Energy expense	41	27	8	76	—	76
External freight expense	30	58	8	96	—	96
Other costs of revenues	235	248	20	503	15	518
Selling, general and administrative expenses	34	32	5	71	30	101
Acquisition, divestiture and integration expenses	—	—	—	—	3	3
Other operating expense (income), net	10	(5)	(2)	3	—	3
Segment Earnings (Loss) from Operations	$272	$159	$26	$457	$(51)	$406
Interest expense						38
Other nonoperating income, net						(6)
Consolidated earnings from continuing operations before income tax expense						$374

	Nine Months Ended September 30, 2025
	(Dollars in Millions)
	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$2,419	$1,889	$309	$4,617	$—	$4,617
Less:
Labor and benefits expense	314	227	38	579	3	582
Raw materials expense	65	97	17	179	—	179
Depreciation, depletion and amortization expense	233	157	17	407	2	409
Energy expense	110	77	27	214	—	214
External freight expense	85	175	28	288	—	288
Other costs of revenues	744	692	74	1,510	13	1,523
Selling, general and administrative expenses	123	110	18	251	89	340
Acquisition, divestiture and integration expenses	—	—	—	—	9	9
Other operating (income) expense, net	(4)	3	—	(1)	(22)	(23)
Segment Earnings (Loss) from Operations	$749	$351	$90	$1,190	$(94)	$1,096
Interest expense						172
Other nonoperating income, net						(23)
Consolidated earnings from continuing operations before income tax expense						$947

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Nine Months Ended September 30, 2024
	(Dollars in Millions)
	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$2,198	$1,809	$243	$4,250	$—	$4,250
Less:
Labor and benefits expense	295	226	29	550	2	552
Raw materials expense	72	143	14	229	—	229
Depreciation, depletion and amortization expense	189	143	11	343	2	345
Energy expense	111	80	24	215	—	215
External freight expense	82	156	24	262	—	262
Other costs of revenues	689	660	57	1,406	30	1,436
Selling, general and administrative expenses	103	102	15	220	108	328
Acquisition, divestiture and integration expenses	—	16	—	16	28	44
Other operating expense (income), net	7	(1,277)	(4)	(1,274)	(27)	(1,301)
Segment Earnings (Loss) from Operations	$650	$1,560	$73	$2,283	$(143)	$2,140
Interest expense						118
Other nonoperating income, net						(51)
Consolidated earnings from continuing operations before income tax expense						$2,073

Assets employed by segment include assets directly identified with those operations. Corporate assets consist primarily of cash and cash equivalents; property, plant and equipment for corporate operations; and other assets not directly identifiable with a reportable segment.

	September 30,	December 31,
	2025	2024
Assets employed:	(Dollars in Millions)
East Group	$8,738	$8,452
West Group	8,034	7,941
Specialties	902	269
Total reportable segments	17,674	16,662
Corporate	979	1,508
Total	$18,653	$18,170

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following tables display property additions for the Company’s reportable segments.

	Nine Months Ended
	September 30,
	2025	2024
Total property additions, including the impact of acquisitions:	(Dollars in Millions)
East Group	$307	$2,219
West Group	173	683
Specialties	365	24
Total reportable segments	845	2,926
Corporate	18	12
Total	$863	$2,938

	Nine Months Ended
	September 30,
	2025	2024
Property additions through business combinations:	(Dollars in Millions)
East Group	$—	$2,052
West Group	2	472
Specialties	337	—
Total reportable segments	339	2,524
Corporate	—	—
Total	$339	$2,524

11.
Revenues and Gross Profit

The following tables, which are reconciled to consolidated amounts and reflect continuing operations only, provide revenues and gross profit (loss) by line of business: Building Materials (further divided by product line) and Specialties. Effective September 30, 2025, the Company combined the cement and ready mixed concrete and the asphalt and paving services product lines (hereinafter, other building materials). The change was driven by the reduced significance of each of these product lines relative to consolidated revenues from continuing operations and consolidated income from continuing operating results as a result of the pending divestiture of the Company's Midlothian cement plant, related cement terminals and Texas ready mixed concrete plants (see Note 2) and associated reclassification of these revenues and income to discontinued operations for all periods presented. Interproduct revenues represent sales from the aggregates product line to the other building materials product line.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in Millions)
Revenues:
Building Materials business:
Aggregates	$1,458	$1,250	$3,780	$3,377
Other Building Materials	351	392	744	814
Less: interproduct revenues	(94)	(82)	(216)	(184)
Total Building Materials business	1,715	1,560	4,308	4,007
Specialties	131	82	309	243
Total	$1,846	$1,642	$4,617	$4,250

Gross profit (loss):
Building Materials business:
Aggregates	$531	$438	$1,257	$1,069
Other Building Materials	54	64	75	92
Total Building Materials business	585	502	1,332	1,161
Specialties	34	29	108	84
Corporate	(8)	(18)	(18)	(34)
Total	$611	$513	$1,422	$1,211

The above information for 2024 has been reclassified to conform to the current-year presentation. For the three months ended September 30, 2024, the cement and ready mixed concrete product line reported revenues of $296 million and gross profit of $89 million (of which, $247 million and $86 million, respectively, are now classified as discontinued operations) and the asphalt and paving services product line reported revenues of $343 million and gross profit of $61 million. For the nine months ended September 30, 2024, the cement and ready mixed concrete product line reported revenues of $822 million and gross profit of $192 million (of which, $655 million and $177 million, respectively, are now classified as discontinued operations) and the asphalt and paving services product line reported revenues of $647 million and gross profit of $77 million.

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

Future revenues from unsatisfied performance obligations at September 30, 2025 and 2024 were $225 million and $322 million, respectively, where the remaining periods to complete these obligations ranged from one month to 27 months and one month to 21 months, respectively.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Service Revenues. Service revenues were $130 million and $164 million for the three months ended September 30, 2025 and 2024, respectively, and reported in the West Group. Service revenues for the nine months ended September 30, 2025 and 2024 were $267 million and $307 million, respectively. Service revenues include paving services in California through its April 2025 divestiture date and Colorado.

12.
Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	Nine Months Ended
	September 30,
	2025	2024
	(Dollars in Millions)
Accrued liabilities for purchases of property, plant and equipment	$57	$45
Right-of-use assets obtained in exchange for new operating lease liabilities	$59	$53
Right-of-use assets obtained in exchange for new finance lease liabilities	$66	$14
Remeasurement of finance lease right-of-use assets	$50	$27
Remeasurement of operating lease right-of-use assets	$(1)	$6

Supplemental disclosures of cash flow information are as follows:

	Nine Months Ended
	September 30,
	2025	2024
	(Dollars in Millions)
Cash paid for interest, net of capitalized amount	$149	$118
Cash paid for income taxes, net of refunds	$162	$385

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

FORM 10-Q

For the Quarter Ended September 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of September 30, 2025, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 390 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides other building materials, namely, cement, ready mixed concrete, asphalt and paving services, in certain vertically-integrated structured markets where the Company has a leading aggregates position. The Company's Midlothian cement plant, related cement terminals and Texas ready mixed concrete plants are classified as assets held for sale as of September 30, 2025, and their associated financial results are reported as discontinued operations for all periods presented (see Note 2 to the unaudited consolidated financial statements).

The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates and other building materials product lines are reported collectively as the Building Materials business.

The Company’s Building Materials business includes two reportable segments: East Group and West Group.

BUILDING MATERIALS BUSINESS
Reportable Segments	East Group	West Group
Operating Locations

Alabama, Florida, Georgia, Indiana, Iowa,
Kansas, Kentucky, Maryland,
Minnesota, Missouri, Nebraska,
North Carolina, Ohio, Pennsylvania,
South Carolina, Tennessee, Virginia,
West Virginia, Nova Scotia and The Bahamas

Arizona, Arkansas, California, Colorado, Louisiana, Oklahoma, Texas, Utah, Washington and Wyoming

Products and Services	Aggregates and Asphalt	Aggregates, Cement, Ready Mixed Concrete, Asphalt and Paving Services

Facility Types	Quarries, Mines, Asphalt Plants and Distribution Facilities	Quarries, Cement Plant, Asphalt Plants, Ready Mixed Concrete Plants and Distribution Facilities

Modes of Transportation	Truck, Railcar, Ship and Barge	Truck and Railcar

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

FORM 10-Q

For the Quarter Ended September 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The Company's Specialties business (formerly known as the Magnesia Specialties business), which represents a separate reportable segment, has manufacturing facilities in Michigan, Ohio, Nevada, North Carolina, Indiana and Pennsylvania. The Specialties business produces high-purity magnesia-based products used in a wide range of environmental, industrial, agricultural and specialty applications, as well as dolomitic lime, which is primarily used as a fluxing agent in domestic steel production and as a key raw material in the Company's magnesia-based products. Dolomitic lime is also used in various other end use applications including soil stabilization.

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes to the Company’s critical accounting policies during the nine months ended September 30, 2025.

RESULTS OF OPERATIONS

All financial and operating results included in this section are for continuing operations and comparisons are versus the prior-year third quarter or prior year-to-date period, unless otherwise noted.

Quarter Ended September 30, 2025

The following tables present revenues and gross profit (loss) for the Company and its reportable segments by product line for the three months ended September 30, 2025 and 2024. Gross profit (loss) is also presented as a percentage of revenues of the Company, the relevant segment or the product line, as applicable.

Effective September 30, 2025, the Company combined the cement and ready mixed concrete and the asphalt and paving services product lines (hereinafter, other building materials). See Note 2 to the unaudited consolidated financial statements for further details on the reclassification.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Three Months Ended September 30,
	2025	2024
	Amount	Amount
	(Dollars in Millions)
Revenues:
Building Materials business:
East Group
Aggregates	$891	$772
Other Building Materials	75	91
Less: Interproduct revenues	(13)	(14)
East Group Total	953	849
West Group
Aggregates	567	478
Other Building Materials	276	301
Less: Interproduct revenues	(81)	(68)
West Group Total	762	711
Total Building Materials business	1,715	1,560
Specialties	131	82
Total	$1,846	$1,642

	Three Months Ended September 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$531	36%	$438	35%
Other Building Materials	54	15%	64	17%
Total Building Materials business	585	34%	502	32%
Specialties	34	26%	29	35%
Corporate	(8)		(18)
Total	$611	33%	$513	31%

Building Materials Business

Third-quarter aggregates shipments increased 8.0% to 57.9 million tons, reflecting a broad volume recovery across the Company's footprint supported by more normalized weather throughout the Southeast and Texas and a comparable 2024 period negatively impacted by hurricane activity. Pricing momentum continued as average selling price (ASP) increased 8.0% to $23.24 per ton.

Aggregates gross profit increased 21% from the prior-year quarter to $531 million and gross margin expanded 142 basis points to 36%, as strong pricing gains and increased shipments more than offset cost increases.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Other Building Materials revenues decreased 10% to $351 million while gross profit decreased 17% to $54 million due to reduced asphalt revenues, driven by lower shipments and pricing, as well as a decrease in paving revenues, reflecting the divestiture of the California paving operations in April 2025.

Aggregates End-Use Markets

Aggregates shipments to the infrastructure market increased 10% from large highway projects in Texas and the Southeast. The infrastructure market accounted for 39% of third-quarter aggregates shipments.

Aggregates shipments to the nonresidential market increased 13%, reflecting robust data center activity as well as an inflection in warehouse projects principally in Texas and the Southeast. The nonresidential market represented 35% of third-quarter aggregates shipments.

Aggregates shipments to the residential market decreased 3%, driven by continued general softness in single-family housing resulting from affordability headwinds. The residential market accounted for 21% of third-quarter aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of third-quarter aggregates shipments.

Specialties Business

Specialties achieved third-quarter revenues of $131 million and gross profit increased 20% to $34 million. Performance was driven by strong organic performance, underscored by higher pricing, increased shipments across all product lines and effective cost management, as well as contributions from the Premier Magnesia, LLC acquisition as of its July 25, 2025 closing date. These results also reflect the $5 million headwind of selling acquired inventory after its markup to fair value as part of acquisition accounting.

Selling, General and Administrative Expenses

Consolidated SG&A for the third quarter of 2025 was 6.0% of revenues compared with 6.1% in the prior-year quarter.

Net Earnings and Earnings per Diluted Share from Continuing Operations Attributable to Martin Marietta

Net earnings from continuing operations attributable to Martin Marietta were $361 million, or $5.97 per diluted share, in 2025 compared with $297 million, or $4.84 per diluted share, in 2024.

Discontinued Operations

The Company's Midlothian cement plant, related cement terminals and Texas ready mixed concrete plants are reported as discontinued operations. The collective businesses generated earnings, net of income tax expense, of $53 million, or $0.88 per diluted share, in 2025 compared with $66 million, or $1.07 per diluted share, in 2024.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Nine Months Ended September 30, 2025

The following tables present revenues and gross profit (loss) for the Company and its reportable segments by product line for continuing operations for the nine months ended September 30, 2025 and 2024. Gross profit (loss) is also presented as a percentage of revenues of the Company or the relevant segment or product line, as applicable.

Effective September 30, 2025, the Company combined the cement and ready mixed concrete and the asphalt and paving services product lines (hereinafter, other building materials). See Note 2 to the unaudited consolidated financial statements for further details on the reclassification.

	Nine Months Ended September 30,
	2025	2024
	Amount	Amount
	(Dollars in Millions)
Revenues:
Building Materials business:
East Group
Aggregates	$2,325	$2,084
Other Building Materials	115	137
Less: Interproduct revenues	(21)	(23)
East Group Total	2,419	2,198
West Group
Aggregates	1,455	1,293
Other Building Materials	629	677
Less: Interproduct revenues	(195)	(161)
West Group Total	1,889	1,809
Total Building Materials business	4,308	4,007
Specialties	309	243
Total	$4,617	$4,250

	Nine Months Ended September 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$1,257	33%	$1,069	32%
Other Building Materials	75	10%	92	11%
Total Building Materials business	1,332	31%	1,161	29%
Specialties	108	35%	84	35%
Corporate	(18)		(34)
Total	$1,422	31%	$1,211	29%

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Building Materials Business

Year-to-date aggregates shipments increased 4.4% to 149.6 million tons, reflecting contributions from operations acquired in 2024, increased infrastructure and data center activity and a hurricane-impacted comparable period in 2024. Aggregates average selling price of $23.37 per ton increased 7.5% due to continued realization of the cumulative effects of 2024 and 2025 price increases. Aggregates gross profit improved 18% to $1.3 billion, driven by organic pricing growth in excess of cost increases and acquisition contributions.

Other building materials revenues decreased 9% to $744 million, primarily attributable to the February 2024 divestiture of the Company's South Texas cement business and certain of its related ready mixed concrete operations (the Divestiture; see Note 2 to the unaudited consolidated financial statements). Gross profit decreased 19% to $75 million, compared with the prior-year period, reflecting lower asphalt and ready mixed concrete revenues and higher paving costs.

Aggregates End-Use Markets

Aggregates shipments to the infrastructure market increased 5%, reflecting hurricane relief efforts in the Southeast and an increase in large projects. The infrastructure market accounted for 37% of year-to-date aggregates shipments.

Aggregates shipments to the nonresidential market increased 6%, reflecting contributions from increased data and distribution center and warehouse shipments. The nonresidential market represented 35% of year-to-date aggregates shipments.

Aggregates shipments to the residential market were flat. The Company continues to experience demand softness in single-family housing within most markets; however, demographic trends and undersupply, particularly in key Sunbelt markets, remain intact. The residential market accounted for 23% of year-to-date aggregates shipments.

The ChemRock/Rail market accounted for the remaining 5% of year-to-date aggregates shipments.

Specialties Business

Specialties year-to-date revenues of $309 million increased 27% and gross profit increased 28% to $108 million, reflecting strong organic pricing improvement and continued cost discipline as well as contributions from the Premier Magnesia, LLC acquisition as of its July 25, 2025 closing date. These results also reflect the third quarter 2025 $5 million headwind of selling acquired inventory after its markup to fair value as part of acquisition accounting.

Selling, General and Administrative Expenses

Consolidated SG&A for the nine months ended September 30, 2025 was 7.4% of revenues compared with 7.7% in the prior-year period.

Other Operating Income, Net

For the nine months ended September 30, consolidated other operating income, net, was $23 million in 2025 and $1.3 billion in 2024. The 2024 amount included a $1.3 billion pretax gain on the Divestiture, which was partially offset by a $50 million pretax, noncash asset and portfolio rationalization charge (the Rationalization Charge; see Note 13 to the unaudited consolidated financial statements).

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Income Taxes

For the nine months ended September 30, 2025 and 2024, the effective income tax rates for continuing operations were 20.0% and 24.3%, respectively. The higher 2024 effective income tax rate versus 2025 was driven by the Divestiture, which reflected the write-off of certain nondeductible goodwill and was treated as a discrete tax event.

Net Earnings and Earnings per Diluted Share from Continuing Operations Attributable to Martin Marietta

For the nine months ended September 30, net earnings from continuing operations attributable to Martin Marietta were $757 million, or $12.49 per diluted share, in 2025 compared with $1.6 billion, or $25.44 per diluted share, in 2024. The prior year included an after-tax gain of $976 million, or $15.83 per diluted share, on the Divestiture, an after-tax loss of $37 million, or $0.61 per diluted share, for the Rationalization Charge, an after-tax charge of $15 million, or $0.23 per diluted share, for the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting and after-tax acquisition, divestiture and integration expenses of $31 million, or $0.50 per diluted share, related to the acquisition of 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC and the Divestiture.

Discontinued Operations

The Company's Midlothian cement plant, related cement terminals and Texas ready mixed concrete plants are reported as discontinued operations. The collective businesses generated earnings, net of income tax expense, of $101 million, or $1.66 per diluted share, in 2025 compared with $133 million, or $2.16 per diluted share, in 2024.

Adjusted EBITDA from continuing operations, Adjusted EBITDA from discontinued operations and Consolidated Adjusted EBITDA

Earnings from continuing operations before interest; income taxes; depreciation, depletion and amortization; earnings/loss from nonconsolidated equity affiliates; acquisition, divestiture and integration expenses; the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting (the Inventory Markup); nonrecurring gain on divestiture; and noncash asset and portfolio rationalization charge, or Adjusted EBITDA from continuing operations, is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. The Company has elected to add back, for purposes of its Adjusted EBITDA from continuing operations calculation, acquisition, divestiture and integration expenses and the Inventory Markup only for transactions with consideration of at least $2.0 billion for the Building Materials business or $200 million for the Specialties business.

Adjusted EBTIDA from discontinued operations includes the adjustments described above for discontinued operations only. Consolidated Adjusted EBITDA includes the adjustments described above for both continuing and discontinued operations.

Adjusted EBITDA from continuing operations, Adjusted EBITDA from discontinued operations and Consolidated Adjusted EBITDA (Adjusted EBITDA measures) are not defined by accounting principles generally accepted in the United States (GAAP) and, as such, should not be construed as an alternative to net earnings attributable to Martin Marietta, earnings from operations or operating cash flow. Since all Adjusted EBITDA measures exclude some, but not all, items that affect net earnings and may vary among companies, the Adjusted EBITDA measures as presented by the Company may not be comparable with similarly titled measures of other companies.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following table presents a reconciliation of net earnings from continuing operations attributable to Martin Marietta to Adjusted EBITDA from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in Millions)
Net earnings from continuing operations attributable to Martin Marietta	$361	$297	$757	$1,568
Add back (Deduct):
Interest expense, net of interest income	56	38	163	85
Income tax expense for controlling interests	89	77	190	504
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	149	133	429	369
Acquisition, divestiture and integration expenses	7	2	7	39
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	5	—	5	20
Nonrecurring gain on divestiture	—	—	—	(1,331)
Noncash asset and portfolio rationalization charge	—	—	—	50
Adjustments to net earnings from continuing operations attributable to Martin Marietta	306	250	794	(264)
Adjusted EBITDA from continuing operations	$667	$547	$1,551	$1,304

The following table presents a reconciliation of earnings from discontinued operations, net of income tax expense, to Adjusted EBITDA from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in Millions)
Earnings from discontinued operations, net of income tax expense	$53	$66	$101	$133
Add back:
Income tax expense for discontinued operations	15	18	29	37
Depreciation, depletion and amortization expense from discontinued operations	6	15	42	47
Acquisition, divestiture and integration expenses for discontinued operations	2	—	2	—
Adjustments to earnings from discontinued operations, net of income tax expense	23	33	73	84
Adjusted EBITDA from discontinued operations	$76	$99	$174	$217

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following table presents a reconciliation of consolidated net earnings attributable to Martin Marietta to Consolidated Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in Millions)
Consolidated net earnings attributable to Martin Marietta	$414	$363	$858	$1,701
Add back (Deduct):
Adjustments to net earnings from continuing operations attributable to Martin Marietta	306	250	794	(264)
Adjustments to earnings from discontinued operations, net of income tax expense	23	33	73	84
Consolidated Adjusted EBITDA	$743	$646	$1,725	$1,521

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended September 30, 2025 and 2024 was $1.2 billion and $773 million, respectively. Operating cash flow is substantially derived from consolidated net earnings before deducting depreciation, depletion and amortization and the impact of changes in working capital requirements. Additionally, 2024 operating cash flow also included higher income tax payments resulting from the taxable gain associated with the Divestiture.

The Internal Revenue Service provided certain disaster tax relief for North Carolina businesses affected by Hurricanes Debby and Helene, which allowed the Company to defer estimated federal and certain state income, payroll and excise tax payments for the period from August 2024 through September 2025. The deferred obligation was paid on September 25, 2025.

The seasonal nature of construction activity impacts the Company’s interim operating cash flow when compared with the full year. Full-year 2024 net cash provided by operating activities was $1.5 billion.

During the nine months ended September 30, 2025 and 2024, the Company paid $602 million and $622 million, respectively, for additions to property, plant and equipment.

On July 25, 2025, the Company acquired Premier Magnesia, LLC, a privately-owned producer and distributor of magnesia-based products, using cash on hand and credit facility borrowings.

In February 2024, the Company received pretax cash proceeds of $2.1 billion from the Divestiture. On April 5, 2024, the Company used $2.05 billion of cash on hand to fund the acquisition of 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. During the first nine months of 2025, the Company repurchased 910,831 shares of common stock at an average price of $494.04 and an aggregate cost of $455 million, inclusive of excise taxes. At September 30, 2025, 11.0 million shares of common stock remain under the Company’s repurchase authorization.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility). On September 16, 2025, the Company extended the maturity to September 16, 2026. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

The Company has an $800 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2029. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50 times as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00 times. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at September 30, 2025. In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, address near-term debt maturities, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow for payment of dividends for the foreseeable future and allow the repurchase of shares of the Company’s common stock. At September 30, 2025, there were no amounts outstanding under the Revolving Facility. There was $105 million outstanding under the Trade Receivable Facility, and the Company had $1.1 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. Historically, the Company has successfully extended the maturity dates of these credit facilities.

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2024. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

OTHER MATTERS

If you are interested in Martin Marietta stock, management recommends that, at a minimum, you read the Company’s current annual report and Forms 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission (SEC) over the past year. The Company’s proxy statement for the May 15, 2025 annual meeting of shareholders also contains important information. These and other materials filed with the SEC are accessible through the Company’s website at www.martinmarietta.com and are also available at the SEC’s website at www.sec.gov. You may also write or call the Company’s Corporate Secretary, who will provide copies of such reports.

Investors are cautioned that all statements in this Form 10-Q that relate to the future involve risks and uncertainties, and are based on assumptions that the Company believes in good faith are reasonable but which may differ materially from actual results. These statements, which are forward-looking statements under the Private Securities Litigation Reform Act of 1995, reflect the Company’s expectations or forecasts of future events. You can identify these statements because they do not relate only to historical or current facts and may use words such as “anticipate,” “may,” “expect,” “should,” “believe,” “project,” “intend,” “will,” and other words of similar meaning in connection with future events or future operating or financial performance. Any, or all of, management’s forward-looking statements herein and in other publications may prove to be incorrect.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The Company’s outlook is subject to risks and uncertainties and is based on assumptions that the Company believes in good faith are reasonable but which may differ materially from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to:

•
The Company’s ability to address challenges, including shipment declines caused by economic and weather events beyond its control;
•
A widespread decline in aggregates pricing, including reduced shipment volume negatively affecting price;
•
The termination, capping, reduction or suspension of federal and/or state fuel tax(es) or other revenue related to public construction;
•
The impact of the Administration on the availability and timing of federal and state infrastructure investment;
•
The level and timing of federal, state or local transportation or infrastructure or public projects funding, including any issues arising from such budgets, particularly in Texas, North Carolina, Colorado, California, Georgia, Florida, Minnesota, Arizona, South Carolina and Iowa;
•
The United States Congress’ inability to reach agreement internally or with the Executive Branch on policy affecting the federal budget;
•
A prolonged Federal government shutdown;
•
The ability of states or other entities to finance approved projects through tax revenues or alternative financing;
•
Construction spending levels in the Company's markets;
•
Reductions in defense spending and impacts on construction activity on or near military bases;
•
Declines in energy-related construction due to sustained low global oil prices or changes in oil production or capital spending, particularly in Texas;
•
Sustained high mortgage interest rates and factors leading to a slowdown in private construction in some areas;
•
Unfavorable weather, including storms, hurricanes, wildfires, timing of seasons, drought, rainfall or extreme temperatures affecting production schedules, shipment volumes, product/geographic mix and profitability;
•
Volatility in fuel and energy costs, including diesel, electricity, natural gas and consumables, like steel, explosives, tires and conveyor belts, as well as natural gas for the Company’s Specialties business;
•
Increased raw materials costs, such as bitumen;
•
Rising costs of repair and supply parts;
•
Construction labor shortages or supply chain challenges;
•
Labor relations risks, such as unionization efforts, work stoppages or strikes (particularly in jurisdictions with evolving labor laws);
•
Workforce demographics-related challenges in recruiting and retaining skilled employees, particularly for physically demanding roles in rural or less-populated areas;
•
Unexpected equipment failures, unscheduled maintenance, industrial accident or prolonged production disruption;
•
Resiliency and potential declines of the Company's construction end-use markets;
•
Potential impacts of disease outbreaks, epidemics, pandemics, or similar health threats, or fear of such events, and related economic/societal responses, affecting suppliers, customers, partners or employees;
•
The performance of the overall United States economy;
•
Governmental regulation, including environmental laws and climate change regulations at state and federal levels;
•
Implementation of emissions taxes, carbon-pricing schemes, or stricter climate-related rules that could increase operating costs or restrict cement or Specialties production;

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

•
Delays or difficulties in securing timely land use approvals or environmental permits amid changing regulatory expectations;
•
Increasing legal actions or public pressure related to environmental impact, emissions, or land use could result in reputational harm or financial liability;
•
Failure to meet evolving environmental, social, and governance (ESG) standards or investor benchmarks may affect access to capital or shareholder confidence;
•
Changes in external ESG ratings or methodologies could affect investor sentiment or index inclusion;
•
Increasing competition for water access or stricter water usage regulations could impact production, especially in drought-prone regions;
•
Outcomes of environmental or land-use proceedings, or increased costs associated with regulatory obligations, including site reclamation;
•
Elevated premiums or reduced coverage availability for property, casualty, or environmental liability could increase risk exposure;
•
Online misinformation campaigns or social media-driven reputational harm could affect stakeholder trust and market perception;
•
Transportation availability and investment in rail infrastructure impacting the movement of materials especially to the Company’s Texas, Southeast and Gulf Coast markets, including the movement of essential dolomitic lime to the Company’s Specialties plant in Manistee, Michigan and its customers;
•
Increased transportation costs, including increases from energy price fluctuations, fuel surcharges, and compliance with tightening regulations, including water shipments;
•
Availability of trucks and licensed drivers for material transport;
•
Availability and cost of construction equipment in the United States;
•
Weakness in the steel industry markets served by the Company’s dolomitic lime products;
•
Geopolitical risks affecting costs, supply chain, oil and gas prices, including conflict zones such as Russia- Ukraine, Israel-Middle East and potential China-Taiwan tensions;
•
Trade disputes and tariffs impacting the U.S. economy;
•
Unplanned cost changes or customer realignments affecting earnings, including in the Specialties business;
•
Dependence on information technology and automated systems;
•
Risks related to third-party vendors, including exposure to cybersecurity vulnerabilities or service outages;
•
Inflation pressures on production and interest costs;
•
Customer concentration in construction markets increasing the risk of potential losses on customer receivables;
•
Demand levels, production volumes and cost management affecting operating leverage and profitability;
•
Risks related to the Company's pending QUIKRETE transaction, including the ability to satisfy closing conditions, transaction costs, integration challenges, market conditions, and the impact of the transaction on the Company’s stakeholders;
•
The possibility that acquisition synergies may not be realized as expected or within anticipated timeframes, potentially impacting profitability and debt covenant compliance;
•
Risks related to executive succession, retention, leadership development critical to strategy execution, including impacts from unexpected leadership changes;
•
Changes in tax laws or interpretations, including those related to acquisitions or divestitures, which could increase tax rates;
•
Violation of the Company’s debt covenants in the event of price and/or volume instability;
•
New or revised accounting rules could impact financial reporting, asset valuations, or covenant compliance;

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

•
Challenges in implementing new technologies or automation systems could lead to inefficiencies, cost overruns, or operational disruptions;
•
Improper use or reliance on predictive analytics or AI-driven decision-making could result in flawed forecasting, compliance issues, or reputational damage;
•
Cybersecurity risks;
•
Downward pressure on the Company’s common stock price affecting goodwill impairment evaluations;
•
Potential credit rating downgrades to non-investment grade; and
•
Other risk factors listed from time to time in the Company’s SEC filings.

Please consider these forward-looking statements considering the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and other periodic SEC filings. All forward-looking statements should be evaluated with these considerations in mind. Other risks and uncertainties not presently known or currently deemed immaterial may also affect the Company’s performance or the accuracy of forward-looking statements. The Company undertakes no obligation to update any such forward-looking statements.

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

FORM 10-Q

For the Quarter Ended September 30, 2025

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates.

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

Demand in the nonresidential and residential construction markets, which combined accounted for 58% of aggregates shipments for the nine months ended September 30, 2025, is affected by interest rates. While the Federal Reserve lowered the benchmark federal funds rate 50 basis points in 2025, the federal funds rate remains above the current rate of inflation resulting in continued restrictive monetary policy.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities. At September 30, 2025, the Company had an $800 million Revolving Facility and a $400 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on variable-rate borrowings of $105 million, which was the collective outstanding balance at September 30, 2025, would increase interest expense by $1 million on an annual basis.

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

Energy Costs. Energy costs, including diesel fuel, natural gas, electricity, coal and petroleum coke, represent significant production costs of the Company. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The Specialties business has varying fixed-price agreements for a portion of its 2025 energy requirements. A hypothetical 10% change in the Company’s energy prices in 2025 as compared with 2024, assuming comparable volumes, would change 2025 energy expense for continuing operations by $28 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9 Commitments and Contingencies, Legal and Administrative Proceedings to the unaudited consolidated financial statements of this Form 10-Q.

Item 1A. Risk Factors.

Reference is made to Part I. Item 1A. Risk Factors and Forward-Looking Statements of the Martin Marietta Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	—	11,024,507
August 1, 2025 - August 31, 2025	—	$—	—	11,024,507
September 1, 2025 - September 30, 2025	—	$—	—	11,024,507
Total	—		—

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

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2025

PART II. OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated November 4, 2025 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated November 4, 2025 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated November 4, 2025 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated November 4, 2025 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: November 4, 2025	By:	/s/ Michael J. Petro
Michael J. Petro
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)