Form 10-K
period 2025-12-31
MARTIN MARIETTA MATERIALS INC
filed 2026-02-19
CIK 916076

a c9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28,822,918,628 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock on the latest practicable date.

Class	Outstanding at February 16, 2026
Common Stock, $.01 par value per share	60,312,046 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2026 (Proxy Statement)	Part III

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Raleigh, North Carolina, United States

Part I ♦ Item 1 – Business

PART I

ITEM 1 – BUSINESS

General

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a leading natural resource-based building materials company. The Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 400 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. In 2025, aggregates generated 88% of the Company’s total reportable segment gross profit. As of December 31, 2025, Martin Marietta also provides other building materials, namely, cement, ready mixed concrete, asphalt and paving services in targeted markets where the Company has a notable aggregates position. The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates, cement, ready mixed concrete, asphalt and paving operations are reported collectively as the “Building Materials business”.

The Company also operates a Specialties business (formerly known as the Magnesia Specialties business) with production facilities located in Michigan, Ohio, Nevada, North Carolina, Indiana and Pennsylvania. The Specialties business produces high-purity natural and synthetic magnesia-based products, including magnesium sulfate, magnesium oxide and magnesium hydroxide, that are used in environmental, industrial, agricultural, construction, consumer and specialty applications. The Specialties business also produces dolomitic lime, which is sold primarily to external customers for use in steel production and soil stabilization, and is also used internally as a raw material input in synthetic magnesia production. Specialties’ products are shipped to customers domestically and worldwide.

The Company was formed in 1993 as a North Carolina corporation to succeed the operations of the materials group of the organization that is now known as Lockheed Martin Corporation. An initial public offering of a portion of the Company’s common stock was completed in 1994, followed in 1996 by a tax-free exchange transaction resulting in all of the Company’s common stock becoming publicly traded. Since its initial public offering, the Company has completed over 100 acquisitions, as well as a number of strategic dispositions, strengthening and expanding its aggregates-led presence in the building materials marketplace.

On January 12, 2024, the Company acquired Albert Frei & Sons, Inc., a leading aggregates producer in Colorado. This acquisition added more than 60 years (at current production levels) of high-quality, hard rock reserves, strengthening the Company's aggregates platform in the Denver metropolitan area and improving service to new and existing customers.

On February 9, 2024, the Company completed the sale of its South Texas cement business and certain of its related ready mixed concrete operations to CRH Americas Materials, Inc., a subsidiary of CRH plc, for $2.1 billion in cash. The divested facilities included the Hunter cement plant in New Braunfels, Texas, related cement distribution terminals and 20 ready mixed concrete plants serving the Austin and San Antonio region. This divestiture optimized the Company's portfolio and product mix and provided proceeds that were used to consummate the Blue Water Industries LLC acquisition discussed below. The transaction resulted in a pretax gain of $1.3 billion. The historical financial results of the divested operations and the gain on divestiture were reported in continuing operations for the West Group.

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

On July 25, 2025, the Company acquired Premier Magnesia, LLC (Premier), a privately-owned producer and distributor of magnesia-based products. Premier is the largest producer of natural magnesite and magnesium sulfate, or Epsom salt, in the United States, with facilities in Nevada, North Carolina, Indiana and Pennsylvania. This transaction expanded the Company's product portfolio and enhanced its domestic magnesia mineral reserves and chemical processing capabilities.

On August 3, 2025, the Company entered into a definitive agreement with Quikrete Holdings, Inc. (QUIKRETE) for the exchange of certain assets. Under the terms of the agreement, Martin Marietta would receive aggregates facilities producing

Form 10-K ♦ Page 1

Part I ♦ Item 1 – Business

approximately 20 million tons annually across Virginia, Missouri, Kansas and Vancouver, British Columbia, and cash proceeds. In exchange, QUIKRETE would receive the Company’s Midlothian cement plant, related cement distribution terminals, Texas ready mixed concrete assets and certain nonoperating land. The aggregates facilities to be acquired will complement Martin Marietta’s existing geographic footprint in its Central Division and establish new growth platforms in key target markets, including Virginia and the Pacific Northwest. The divesture of its sole cement business and remaining Texas ready mixed concrete operations will optimize the Company's portfolio and product mix and preserve balance sheet capacity to pursue pure-play aggregates opportunities. The Company’s Midlothian cement plant, related cement distribution terminals and Texas ready mixed concrete plants, which are reported in the West Group, meet the criteria for classification as held for sale and their associated financial results qualify as discontinued operations. Accordingly, the Company has recast historical financial information, unless otherwise noted, to reflect this classification for all periods presented.

On December 19, 2025, the Company completed an aggregates-led, bolt-on acquisition in Minnesota.

Business Segment Information

The Company conducts its Building Materials business for continuing operations through two reportable segments, organized by geography: the East Group and the West Group. The East Group provides aggregates and asphalt products. The West Group provides aggregates, ready mixed concrete, asphalt and paving services. The Company’s Specialties business is reported as a separate segment and includes its magnesia-based products and dolomitic lime businesses. For more information on the organization and geographic areas of the Company’s business segments, see Note A: Accounting Policies and Note O: Segments of the Notes to Financial Statements of the Company’s consolidated financial statements, which appear in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K (this Form 10-K), all of which are incorporated by reference.

Building Materials Business

The profitability of the Building Materials business, which serves customers in the construction marketplace, is sensitive to national, regional and local economic conditions and construction cyclicality, which are in turn affected by fluctuations in public-sector infrastructure funding; interest rates; access to capital markets; and demographic, geographic, employment and population dynamics. The heavy-side construction business is conducted outdoors, as are a significant portion of the Building Materials business’ operations. Therefore, weather patterns, seasonal changes and other climate-related conditions, including precipitation, flooding, hurricanes, snowstorms, extreme hot and cold temperatures, wildfires, earthquakes and droughts, can significantly affect production schedules, shipments, costs, efficiencies and profitability. Generally, the financial results for the first and fourth quarters are subject to the impacts of winter weather, while the second and third quarters are subject to the impacts of heavy precipitation and excessive heat.

The Building Materials business markets its products primarily to the construction industry, with 37% of its 2025 aggregates shipments sold to customers for use in highway and other public infrastructure projects and the balance of its shipments sold primarily to customers for nonresidential and residential construction projects. The Company believes the business’ mix of public sector-related shipments lessens the impacts of fluctuations in nonresidential and residential, or private-sector, construction spending. Funding of public infrastructure, historically the Company’s largest end-use market, is discussed in greater detail under Building Materials Business’ Key Considerations—Public Infrastructure in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The Building Materials business covers a wide geographic area. The ten-largest revenue-generating states (Texas, North Carolina, Colorado, California, Georgia, Florida, South Carolina, Arizona, Iowa and Minnesota) accounted for 76% of the Building Materials business’ revenues from continuing operations in 2025. The Building Materials business is accordingly affected from time to time by the economies in these regions and has been adversely affected in part by episodic recessions and weaknesses in these economies and may be affected by future economic downturns, recessions or inflationary conditions.

Aggregates

Aggregates, consisting of crushed stone, sand and gravel, are an engineered, granular material manufactured to specific sizes, grades and chemistry for use primarily in construction applications. The Company’s operations consist primarily of open pit quarries; however, the Company is the largest operator of underground aggregates mines in the United States, with 13 active underground mines located in the East Group.

Form 10-K ♦ Page 2

Part I ♦ Item 1 – Business

Natural aggregates sources can be found in relatively homogeneous deposits in certain areas of the United States. Proximity of quarry facilities to customers’ plants, construction sites or long-haul transportation corridors is an important factor in competition for the sale of aggregates products. Generally, the distance shipments travel by truck from a given quarry is limited because the cost of transporting processed aggregates to customers is high relative to the price of the product itself. The Company’s distribution system mainly uses trucks, but also has access to rail and waterborne networks where the per-mile unit costs of transporting aggregates are lower.

The Company’s distribution network moves aggregates materials from certain domestic and offshore sources via its long-haul rail and waterborne distribution network to markets where aggregates supply is limited due to geological constraints. The Company’s rail network primarily serves its Texas, Southeast and Gulf Coast markets, while the Company’s locations in The Bahamas and Nova Scotia transport materials via oceangoing ships to primarily serve the East Coast and Gulf Coast markets. The Company’s strategic focus includes acquiring distribution facilities and port locations to offload and sell transported material. As of December 31, 2025, the Company’s aggregates distribution facilities consisted of 89 distribution yards.

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

Management believes its aggregates reserves are sufficient to permit production at present operational levels for the foreseeable future. The Company does not anticipate any significant difficulty in accessing reserves used for production. The Company’s aggregates reserves at December 31, 2025 average approximately 85 years, based on the 2025 annual production level. However, certain locations may be subject to limited reserves and may not be able to expand. Moreover, environmental, zoning and land use regulations will likely make it more difficult for the Company to expand its existing quarries or develop new quarry operations. Although it cannot be predicted what policies will be adopted in the future by federal, state and local governmental bodies regarding these matters, the Company anticipates that future restrictions will likely make zoning and permitting more difficult, thereby potentially enhancing the value of the Company’s existing mineral reserves.

The Company generally sells its aggregates upon receipt of customer orders or requests. The Company generally maintains inventories of aggregates products in sufficient quantities to meet customer requirements.

Form 10-K ♦ Page 3

Part I ♦ Item 1 – Business

Other Building Materials

Cement is the basic agent used to bind aggregates, sand and water in the production of ready mixed concrete. Similar to aggregates, cement is used in infrastructure projects, nonresidential and residential construction, and the railroad, agricultural, utility and environmental industries. Consequently, the cement industry is cyclical and dependent on the strength of the construction sector. As of December 31, 2025, the Company has one production facility in Midlothian, Texas, south of Dallas/Fort Worth, which produces Portland and specialty cements, and which is reported as discontinued operations. The Company's cement operation generally delivers its products upon receipt of customer orders or requests. Inventory for products is generally maintained in sufficient quantities to meet customers' rapid delivery requirements. Clinker is the intermediate product in cement production, and the Texas production facility has an annual clinker capacity of 2.4 million tons. The Company completed a finishing capacity expansion project at the Midlothian plant in August 2024, which provided 0.45 million tons of incremental annual cement production capacity. Further, the Company has converted its Midlothian plant to manufacture a less carbon-intensive Portland limestone cement, known as Type 1L, which has been approved by the Texas Department of Transportation and allows the production of more cement with less clinker. The Company's Midlothian cement business and related cement distribution terminals are classified as assets held for sale in connection with the pending QUIKRETE transaction.

Ready mixed concrete is measured in cubic yards and specifically batched or produced for customers’ construction projects and then typically transported by mixer trucks and poured at the project site. The aggregates used for ready mixed concrete are a washed material with limited amounts of fines (such as dirt and clay) as well as natural or manufactured sand. As of December 31, 2025, the Company operated 67 ready mixed concrete plants in Arizona and Texas, of which the 58 plants located in Texas are classified as assets held for sale as part of the pending QUIKRETE transaction.

Asphalt is typically used in surfacing roads and parking lots and consists of aggregates and liquid asphalt, or bitumen (the binding medium). Like ready mixed concrete, each asphalt batch is produced to customer specifications. As of December 31, 2025, the Company operated 45 asphalt plants in Arizona, California, Colorado and Minnesota. The Company also offers paving services in Colorado. Market dynamics for these downstream product lines include a highly competitive environment and lower barriers to entry compared with aggregates and cement.

Results for the other building materials operations are affected by volatile factors, including energy-related costs, operating efficiencies and weather, to a greater extent than the Company’s aggregates operations. Liquid asphalt and cement serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Therefore, fluctuations in prices for these raw materials directly affect the Company’s operating results.

Specialties Business

The Specialties business produces and sells dolomitic lime from its Woodville, Ohio facility and manufactures high-purity natural and synthetic magnesia-based products, including magnesium sulfate, magnesium oxide and magnesium hydroxide, that serve environmental, industrial, agricultural, construction, consumer and specialty applications at its Manistee, Michigan; Woodville, Ohio; Gabbs, Nevada; Waynesville, North Carolina; Greendale, Indiana; and Aspers, Pennsylvania facilities. These magnesia-based products have varying uses, including flame retardants, wastewater treatment, pulp and paper production and other specialty applications. In 2025, 67% of Specialties’ revenues were attributable to magnesia-based products, 32% to lime, and 1% to stone sold as construction aggregates.

Specialties generally delivers its products upon receipt of customer orders or requests. Inventory is generally maintained in sufficient quantities to meet customers' rapid delivery requirements. Dolomitic lime products sold to external customers are used primarily by the steel industry. Accordingly, a portion of the revenues and profitability of the Specialties business is affected by the steel industry's production and inventory trends, which are influenced by factors such as rates of consumer consumption, the flow of offshore imports and broader economic conditions.

The principal raw materials used in the Specialties business are dolomitic limestone, magnesium-rich brine and magnesite. Management believes that its reserves of dolomitic limestone, brine and magnesite are sufficient to permit production at the current operational levels for the foreseeable future.

In the Specialties business, a significant portion of costs is of a fixed or semi-fixed nature. The production process requires the use of natural gas, coal and petroleum coke. Therefore, fluctuations in their pricing directly affect operating results.

Form 10-K ♦ Page 4

Part I ♦ Item 1 – Business

Given high fixed costs, low-capacity utilization can negatively affect the segment’s results from operations, while providing a high degree of operating leverage in periods of high-capacity utilization. Management has shifted the strategic focus of the magnesia-based business to grow and diversify the specialty product portfolio to reliably produce at volume levels that support efficient operations, as these products are less dependent on the steel industry than the dolomitic lime product line. Management expects future organic profit growth to result from increased pricing, commercialization of new products, entry into new or adjacent markets and optimization of overall product mix.

The Specialties business is highly dependent on rail transportation, particularly for movement of dolomitic lime from Woodville to Manistee, magnesite from Gabbs to processing plants in North Carolina, Indiana and Pennsylvania and direct customer shipments of dolomitic lime and magnesia-based products from Woodville, Manistee and Gabbs. The segment can be affected by the specific transportation and other risks and uncertainties outlined under Item 1A, Risk Factors of this Form 10-K.

Patents and Trademarks

As of January 31, 2026, the Company owns, has the right to use, or has pending applications for patents issued or pending in the United States and various foreign jurisdictions, as well as trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations; however, no one individual patent or trademark, or combination thereof, is material to the conduct of the Company’s business as a whole.

Customers

The Company’s products are sold principally to commercial customers in private industry. Although large amounts of construction materials are used in public works projects, relatively insignificant sales are made directly to federal, state, county or municipal governments, or their agencies. No material part of the business as a whole, or of any segment of the Company, is dependent upon a single customer or upon a few customers. The loss of any single customer would not have a material adverse effect on the Company.

Competition

The nature of the Company’s competition varies among its products due to the widely differing amounts of capital necessary to build and maintain production facilities. Crushed stone production from quarries or mines and sand and gravel production by dredging or otherwise are moderately capital intensive. Producing ready mixed concrete involves relatively low capital investment to build a concrete batching plant and acquire delivery trucks. Accordingly, certain market dynamics result in lower barriers to entry in some concrete markets. As a result, depending on the local market, the Company may face competition from small producers as well as large, vertically-integrated companies with facilities in many markets.

The Company operates in a highly fragmented industry, including large, public companies and a significant number of small privately-held companies. In 2025, other publicly traded companies among the ten-largest U.S. aggregates producers included the following:

•
Amrize Ltd.
•
Arcosa, Inc.
•
CEMEX S.A.B. de C.V.
•
CRH plc
•
Heidelberg Materials AG
•
Holcim Ltd.
•
Knife River Corporation
•
Vulcan Materials Company

Due to the localized nature of the industry resulting from the high cost of transportation relative to the price of the product, the Building Materials business primarily operates in smaller, distinct geographic areas with varying market characteristics. The Company believes that its ability to transport materials by rail and waterborne vessels has enhanced its competitive position in the building materials industry.

Form 10-K ♦ Page 5

Part I ♦ Item 1 – Business

The Specialties business competes with various companies across different geographic and product areas principally on the basis of quality, price, technological advances and technical support for its products. While the revenues of the Specialties business in 2025 were predominantly domestic, a portion was derived from customers located outside the United States.

Environmental and Governmental Regulations

Overview

The Company’s operations are subject to and affected by federal, state and local laws, rules and regulations relating to zoning, land use, mining, air emissions (including carbon dioxide and other greenhouse gases), water use, allocation and discharges, waste management, noise and dust exposure control, reclamation and other environmental, health and safety, and regulatory requirements. Certain of the Company’s operations may occasionally involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations, and such permits are subject to modification, renewal and revocation.

Environmental Compliance and Costs

The Company regularly monitors and reviews its operations, procedures and policies for compliance with existing laws, rules and regulations, changes in interpretations of existing laws and enforcement policies, newly adopted laws and anticipated legal developments that could affect its operations, including with respect to climate change. The Company has a full-time team of environmental engineers and managers that perform these responsibilities.

The direct costs of ongoing environmental compliance were approximately $46 million in 2025 and $58 million in 2024 and are related to the Company’s environmental staff, ongoing monitoring costs for various matters (including those matters disclosed in this Form 10-K) and asset retirement costs. Capitalized costs related to environmental control facilities were $19 million in 2025 and are expected to be approximately $20 million in both 2026 and 2027. The Company’s capital expenditures for environmental matters were not material to its results of operations or financial condition in 2025 and 2024. However, the Company’s expenditures for environmental matters generally have increased over time and are likely to continue to increase in the future.

Despite the Company’s compliance efforts, the risk of environmental liability is inherent in the Company’s businesses, and environmental liabilities could have a material adverse effect on the Company in the future. Complying with governmental and environmental regulations did not have and is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position, other than as discussed in this section.

Many applicable environmental requirements are satisfied through procedures that the Company adopts as best practices in the ordinary course of its business. For example, plant equipment that is used to crush aggregates products may, in the ordinary course of operations, include an attached water spray bar that is used to clean the stone. The water spray bar also serves as a dust control mechanism that complies with applicable environmental laws. The Company does not separate the portion of the cost, depreciation and other financial information relating to the water spray bar that is attributable only to environmental purposes, because such an allocation would be arbitrary. The incremental portion of such operating costs that is attributable to environmental compliance rather than best operating practices is impractical to quantify. Accordingly, the Company records costs in that category when incurred as operating expenses.

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

Form 10-K ♦ Page 6

Part I ♦ Item 1 – Business

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

Mine Safety and Land Reclamation

In general, mining, production and distribution facilities for aggregates, cement, ready mixed concrete and asphalt must comply with air quality, water quality and other environmental regulations, zoning and special use permitting requirements, applicable mining regulations, and federal health and safety requirements. As the Company develops and acquires new production and distribution facilities, the Company works closely with local authorities during the zoning and permitting processes to design new quarries, mines, production and distribution facilities in such a way as to minimize disturbances. The Company frequently acquires large tracts of land so that quarry, mine, production and distribution facilities can be situated at a substantial distance from surrounding property owners. Also, in certain markets, the Company’s ability to transport material by rail or water allows it to locate its facilities further away from residential areas. The Company has established policies designed to minimize disturbances to surrounding property owners from its operations.

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

The Company is generally required by state or local laws, or pursuant to the terms of an applicable lease, to reclaim quarry sites after use. Future reclamation costs are estimated using statutory reclamation requirements and management’s experience and knowledge in the industry, and are discounted to their present value using a credit-adjusted, risk-free interest rate. The future reclamation costs are not offset by potential recoveries. For additional information regarding compliance with legal requirements, see Note N: Commitments and Contingencies of the Notes to Financial Statements of the Company’s consolidated financial statements included in Item 8, Financial Statements and Supplemental Data of this Form 10-K.

The Company performs reclamation activities on an ongoing basis, as an integral part of the normal quarrying process, that may reduce the ultimate reclamation obligations. For example, the perimeter and interior walls of an open pit quarry are sloped and benched as they are developed to prevent erosion and provide stabilization. This sloping and benching meets both safety regulations required by MSHA for ongoing operations as well as final reclamation requirements. Therefore, these types of activities are included in normal operating costs and are not a part of the asset retirement obligation. Reclaimed quarry sites owned by the Company are from time to time available for sale, typically for commercial development or use as water reservoirs, or have been converted for recreational use by the local community.

Sustainability Risks and Opportunities

The Board and management have identified certain risks related to a lower-carbon economy, risks related to the physical impacts of climate change and other climate-related opportunities.

Form 10-K ♦ Page 7

Part I ♦ Item 1 – Business

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

Several other Board committees also have overlapping responsibility for sustainability matters. These include the Audit Committee, which reviews significant environmental matters and assesses the potential risks and liabilities they may pose to its business, and the Management Development and Compensation Committee, which reviews management's performance against its sustainability goals and considers those achievements in determining incentive compensation. While the Board oversees Martin Marietta's risk management, the executive officers are responsible for the day-to-day risk management processes, and management receives at least quarterly updates from operating personnel directly responsible for compliance relating to EESH matters. Management believes this division of responsibilities is the most effective approach for addressing the risks facing the Company.

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

Policy and Legal Risks Federal, state and local authorities continue to propose and implement climate-related requirements, including limits on GHG emissions, the use of alternative fuels, carbon credits (such as a cap-and-trade system), carbon taxes, mandatory GHG monitoring, reporting and assurance, and disclosure of climate-related risks and transition plans. For example, in the United States, the United States Environmental Protection Agency (USEPA) has adopted a rule mandating large emitters of GHGs to report those emissions.

The manufacturing operations of the Company’s Specialties business release carbon dioxide, methane and nitrous oxides during the production of lime, magnesium oxide and hydroxide products. The Company’s Manistee and Woodville facilities, as well as its cement plant in Texas, filed annual reports of their GHG emissions in accordance with the USEPA reporting rule. The primary business and operations of the Company, however, including its aggregates, ready mixed concrete and asphalt and paving product lines, are not considered “major” sources of GHG emissions subject to the USEPA reporting rule. Most of the GHG emissions from aggregates plant operations are tailpipe emissions from mobile sources, such as haul trucks, loaders and excavators.

The Company’s cement plant and its Woodville, Ohio and Manistee, Michigan Specialties plants are subject to comprehensive regulations with respect to GHG emissions and hold Title V Permits, and its cement plant and Woodville plant are also subject to the U.S. Clean Air Act's Prevention of Significant Deterioration (PSD) requirements, which require a permit program for certain new or modified sources of emissions. Although several large-scale projects for carbon capture are in the development phase, no technologies or methods of operation for reducing or capturing GHGs have been proven commercially viable at scale, other than improvements in fuel efficiency.

Form 10-K ♦ Page 8

Part I ♦ Item 1 – Business

If future modifications to the Company's facilities require PSD review for other pollutants, GHG permitting requirements may be triggered and may require significant additional costs, which the Company would expect to be passed on to customers. It is not currently possible to estimate the cost of any such future requirements. In addition, the USEPA and the U.S. Supreme Court have taken different positions with respect to the USEPA's authority to make rules in these and other areas, creating uncertainty regarding future regulatory obligations.

The Company's cement operation, like those of other cement producers, requires combustion of significant amounts of fuel to generate high kiln temperatures and creates carbon dioxide as a product of the calcination process, which is presently an unavoidable step in making clinker, the essential component for cement production. Accordingly, the Company continues to closely monitor GHG regulations and legislation and its potential impact on the Company's cement business, financial condition and product demand. The Company anticipates that any increased operating costs or taxes relating to GHG emission limitations at the Woodville lime plant or Midlothian cement plant would be passed on to customers.

The magnesium oxide products produced at the Manistee and Gabbs operations, however, compete against other products that, due to the form and/or structure of the source material, require less energy in the calcination process, resulting in the generation of fewer GHGs per ton of production. The Manistee and Gabbs facilities may be required to absorb additional costs, including for taxes or capital investments, to maintain competitive pricing in those markets.

In addition, the cement produced by the Company’s cement operation, like other U.S. producers, is subject to strict limits set by the U.S. Department of Transportation (USDOT) and other agencies, including those relating to “clinker substitution”, or the replacement of ground clinker in cement with alternate materials such as pozzolan, slag and fly ash, which has implications for the Company’s fuel use and efforts to reduce GHG emissions from its cement operations. For example, various industry associations are engaged in an effort requesting the USDOT and other agencies to further revise their standards allowing for greater rates of clinker substitution, like the rates currently permitted for European cement producers. If higher rates of substitution and blending are, in fact, permitted in the future, the result is likely to be both reduced clinker and power consumption in cement production, which would, in turn, reduce GHGs emitted in connection with each ton of cement produced in the United States.

The Company has continued its rollout of Portland Limestone Cement (PLC) with more than 90% of its Type I/II customers converted to the PLC product. PLC has reduced the GHG footprint of the Company's cement product line more than 10%.

States where the Company operates may adopt additional or more stringent requirements, such as market-based emissions programs, mandated use of alternative fuels, or climate-disclosure regimes which could add measurement, verification/assurance, reporting, and compliance costs and increase potential enforcement exposure.

Compliance with current or future climate-related rules could require capital investments, changes in operating practices, procurement of emissions allowances or credits, or participation in carbon markets. Given the various regulatory uncertainties, the Company cannot reasonably predict the costs of any future compliance requirements. Nonetheless, the Company does not believe it will have a material adverse effect on the financial condition or results of the operations of either the Specialties business or Building Materials business.

Technology Risks Consideration of the impact of technology is integrated into the Company’s risk management process. The Company has adopted a corporate-wide sustainability risk-management strategy, which has resulted in multiple initiatives to identify and implement or evaluate GHG reduction processes and technologies that also improve operational efficiencies, including: using alternative fuels such as biodiesel; reducing overall fuel use by converting from quarry trucks to conveyor systems; rightsizing quarry haul trucks to align with production levels to reduce the number of required trips; replacing older railcars with more efficient, high-capacity models that reduce the number of required trips; adding rail capacity in lieu of truck movements; and installing state-of-the-art emissions control equipment at the Company’s Woodville lime plant and tire processing systems for fuel at the Company’s cement plant.

The Company’s Midlothian cement plant was recognized by the USEPA as a high-performing, energy-efficient facility following investments in innovative air pollution control technologies and usage of alternative fuels. The road to Net Zero for the Company and the broader industry requires operational changes, investments in sustainable energy, and in some cases, technology that is not yet available.

Form 10-K ♦ Page 9

Part I ♦ Item 1 – Business

The Company continues to monitor various pilot projects being conducted relating to the development of carbon capture technology; however, no technologies or methods of operation for reducing or capturing GHGs from cement manufacture have been proven commercially viable at full-scale production, other than improvements in fuel efficiency. While awaiting further development of carbon capture technology, the Company has invested heavily and continues to look for opportunities to invest in its sustainability practices.

Market Risks The nature of the Company’s competition varies among its products due to the differing amounts of capital necessary to build and maintain production facilities and can be influenced by sustainability risks and opportunities particularly with respect to the Company’s small-but-strategic heritage cement business. Most domestic cement producers are owned by large non-U.S. companies operating in multiple international markets that report their results (including sustainability and emissions-related metrics) on a worldwide consolidated basis.

The Company is subject to U.S. environmental regulations and there are critical regulatory differences between the U.S. and the European Union and differing calculation methodologies for carbon intensity calculations, blending and fuel choice that result in meaningful differences in the makeup of corresponding end-products and reported emissions metrics. Those differences, in turn, make like-for-like comparisons of the emissions performance of non-U.S. companies with the performance of the Company's heritage cement business challenging. To the extent that investors or consumers decide to use worldwide comparisons of these metrics in making investment and purchase decisions, the Company could be at a competitive disadvantage.

Geography is critically important when assessing market attractiveness and growth opportunities for the Company. Attractive geographies generally exhibit (a) population growth and/or high-population density, both of which are drivers of heavy-side building materials consumption; (b) business and employment diversity, drivers of greater economic stability, and (c) a superior state financial position, a driver of public infrastructure investment. All of these factors can be impacted by weather patterns.

Reputation Disruptions to the Company’s operations and to its customers' transportation activities resulting from weather-related risks could adversely impact the Company’s reputation and result in additional costs to the Company. Any failure or perceived failure to achieve or accurately report on the Company's current or future sustainability commitments, including its GHG reduction and net-zero ambition and targets, and any differences between its commitments and those of any companies to which the Company is compared, could harm the Company's reputation, adversely affect its ability to effectively compete (including as a result of the disclosure of proprietary information regarding its plants or changes in its ability to raise capital), adversely affect its recruitment and retention efforts and expose the Company to potential legal liability.

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

Physical Impacts In addition to impacts from increased regulation, seasonal weather patterns and adverse weather can create physical impacts that could have adverse effects on the Company’s operations or financial condition. Physical impacts may include disruptions in production and/or regional supply, product distribution networks and customer demand due to major storm events and shifts in regional rainfall and temperature patterns and intensities, as well as flooding from sea level changes.

In addition, production and shipment levels for the Building Materials business correlate with general construction activity, which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes and other unusual or unexpected weather-related conditions that can significantly affect that business. In the Company's other building materials operations, the physical impacts of weather may result in disruptions to its operations or its customers’ transportation activities, including impacts on production capabilities and capacities, supply chain interruptions and project delays that can impact the Company's reputation and result in additional costs.

Form 10-K ♦ Page 10

Part I ♦ Item 1 – Business

Excessive rainfall and other severe weather jeopardize production, shipments and profitability in all markets served by the Company in its Building Materials business. In addition, inclement weather can reduce the useful life of an asset. In particular, the Company’s operations in coastal markets near the Atlantic Ocean and Gulf Coast and in The Bahamas are exposed to hurricanes and tropical storms. The Company also faces risks from Pacific storms. Recent years have brought elevated levels of precipitation to the United States, particularly to Texas and the southeastern United States, notably the Carolinas, Florida and Georgia, where such conditions have affected the Company’s facilities.

In addition, the Company's California operations face risks from wildfires, mudslides and water-use restrictions during periods of severe drought. An insufficient supply of water for the Company's operations in those areas could impact production. While reconstruction activities may offset some or most of the financial impacts on sales and demand, any of these events could have a material adverse effect on the Company’s business and operations.

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

From a regulatory standpoint, the $1.2 trillion Infrastructure Investment and Jobs Act (IIJ Act), which was signed into law in November 2021, provides billions of dollars in new funding for roads, bridges and other major infrastructure projects which require aggregates for construction. New public transit and clean energy projects that address climate change may also result in increased demand for the Company's products. Other opportunities are likely to result from the passing of the IIJ Act and $24 billion of voter-approved state and local transportation-related 2025 ballot initiatives, all of which will fund infrastructure growth, repair and development.

In addition, the Company’s magnesium hydroxide products are used to increase fuel efficiency in various industries, including both coal- and gas-fired electricity generation, and its chemical-grade, high-calcium limestone is used as a desulfurization material in utility plants, all of which has a direct impact on reducing energy use and GHG emissions by more GHG-intense companies. Finally, the desire for sustainable building solutions has led to greater recognition of the benefits of concrete construction in the effort to move to a circular economy through innovative products, longevity and recyclability, and increased demand for green construction projects would have a direct impact on the Company’s cement and concrete business.

Land Management

The Company owns approximately 180,000 acres of land, the vast majority of which is used in connection with active facilities. The Company regularly reviews its land holdings to determine their highest and best use based on its management's expertise and strategic objectives. Land holdings that do not have economically recoverable reserves for current or future mining or are otherwise not in locations that complement the Company’s operating facilities are considered candidates for sale or development for sale.

Human Capital Resources

As of January 31, 2026, the Company has approximately 9,600 employees, of which approximately 7,100 are hourly employees and approximately 2,500 are salaried employees. Approximately 1,200 hourly employees (13% of the Company’s employees) are represented by labor unions, representing 13% of the Building Materials business’ hourly employees and 59% of the Specialties segment’s hourly employees. The Company’s principal union contracts for the Specialties business cover employees at the Woodville, Ohio, lime plant, the Manistee, Michigan, synthetic magnesia plant and the Gabbs, Nevada, magnesia mine and processing plant. The Woodville, Manistee and Gabbs collective bargaining agreements expire in June 2026, August 2027 and June 2028, respectively. The Company believes it has good relations with its employees, including its unionized workforce.

Form 10-K ♦ Page 11

Part I ♦ Item 1 – Business

Management believes the Company’s success depends on its ability to attract, develop and retain key personnel. Martin Marietta offers a comprehensive benefits package that includes:

•
Competitive compensation;
•
401(k) with Company match;
•
Company-funded qualified pension plan;
•
Employee stock purchase plan (described in more detail below);
•
Medical (PPO and HDHP/HSA plan options);
•
Dental and vision coverage;
•
Prescription drug coverage;
•
Flexible spending accounts;
•
Paid holidays and generous paid time off;
•
Educational/tuition assistance plan (described in more detail below);
•
Employee discount program;
•
Adoption assistance program;
•
Life, AD&D and disability insurance;
•
Employee assistance program; and
•
Wellness programs.

As part of its ongoing efforts to promote employee financial wellness and enhance company-provided benefits, the Company launched the Martin Marietta Employee Stock Purchase Plan (ESPP) in 2025. Available to all U.S.-based employees, the ESPP provides a valuable opportunity to invest in Martin Marietta through the purchase of company stock at a 15% discount.

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
•
A management associate program which provides entry-level opportunities for finance, human resources, engineering, geology or STEM graduates in the aggregates industry. This is a 12-to-18-month on-the-job training that allows recent college graduates to jump-start their career by gaining cross-functional experience and developing transferable skills at an accelerated pace. The program includes job rotations, training and executive mentorship;
•
An Educational Assistance Program available for undergraduate and graduate degrees as well as individual vocational, undergraduate or graduate courses specifically related to an employee’s field;
•
A partnership with the University of North Carolina to provide a Leadership Program for senior managers;
•
A partnership with North Carolina State University to provide a Leadership Program for managers;
•
An internal job board, as well as communications, reminding employees about this resource; and
•
A robust performance review process.

Workplace health and safety is one of the Company’s core values. The Company's Guardian Angel safety program reinforces that every employee has the right, and the obligation, to stop any unsafe condition and that zero safety incidents is achievable. It includes the notion that every employee acts as a wingman for other employees, helping to identify and address conditions that could create unsafe situations. The Company-wide safety performance achieved the ninth consecutive year of world class or better lost-time incident rate and the fifth consecutive year for total injury incidence rate.

In addition to safety, the Company is committed to fostering an inclusive, engaged workplace that supports talent development, collaboration and long-term retention. The Company has long been committed to assuring that inclusion and engagement are ingrained in Martin Marietta’s culture and values. Doing so supports the Company's employer brand — ONE, which brings together its employees’ unique perspectives, experiences and talents to evolve a shared vision and future.

Form 10-K ♦ Page 12

Part I ♦ Item 1 – Business

The Company supports three employee resource groups — Military and Veterans Community, Multicultural Employee Resource Group (MERGE) and Women Who Build — that provide opportunities for all employees to share their varied perspectives and experiences, grow their internal networks, develop their careers and give back to their communities. The Company also has expanded its academic outreach by partnering with Raleigh, North Carolina-based Shaw University to broaden awareness of career opportunities and strengthen its future talent pipeline.

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

Industry Risk Factors

Our business depends on construction activity, which is cyclical and sensitive to macroeconomic, funding and operating conditions.

Demand for our construction materials is inherently cyclical and may decline or become more volatile due to economic and political uncertainty, elevated interest rates and inflation, reduced housing affordability, lower private nonresidential investment, or tightening credit conditions that delay, downsize, or cancel projects. Our products are used in public infrastructure projects, which include the construction, maintenance and improvement of highways, streets, roads, bridges, schools and similar projects. Public infrastructure activity depends on federal, state, and local budgets and letting schedules. Changes in fuel-tax or other alternative financing, prolonged federal budget disputes or government shutdowns or other factors can reduce, defer, cap, suspend, or reprioritize transportation spending. The level and timing of federal, state or local transportation or infrastructure or public projects funding, including any issues arising from such budgets, particularly in our Building Materials business’ top ten revenue-generating states of Texas, North Carolina, Colorado, California, Georgia, Florida, South Carolina, Arizona, Iowa and Minnesota, can have an adverse impact on our business and construction projects that we supply.

We sell most of our aggregates (our primary business) and our cement products to the construction industry and, therefore, our results depend on that industry’s strength. Because our businesses depend on construction spending, which can be cyclical, our profits are sensitive to national, regional and local economic conditions and the intensity of the underlying spending on

Form 10-K ♦ Page 14

Part I ♦ Item 1A – Risk Factors

aggregates and cement products. Construction spending is affected by economic conditions, changes in interest rates, inflation, employment levels, demographic and population shifts, and changes in construction budgets by federal, state and local governments. Further, delays or cancellations of projects in the nonresidential and residential construction markets, which combined accounted for 58% of aggregates shipments in 2025, could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded or affected by economic uncertainty.

In addition, reductions in defense spending and declines in energy-related construction could lower demand in certain markets and adversely affect our business. A portion of our aggregates and downstream shipments is tied to construction activity funded by, or adjacent to, U.S. Department of Defense installations and to private energy-related projects. If federal defense budgets are reduced, appropriations are delayed, base realignments occur or military construction and related projects are deferred or canceled, construction activity on or near affected installations may slow, resulting in lower shipments and increased pricing pressure in the surrounding local markets. Similarly, energy-sector cyclicality can materially impact construction demand, particularly in Texas and other energy-intensive regions.

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate due to the high cost to transport our products relative to their selling price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our Building Materials business’ top ten revenue-generating states, our shipments profitability could be adversely affected.

Widespread declines in aggregates pricing could adversely affect our business, financial condition, and results of operations.

Aggregates pricing is set locally and is sensitive to supply-demand conditions within each market. A broad decline in construction activity or shifts in project timing can reduce shipment volumes and intensify price competition. Lower volumes can also negatively impact fixed-cost absorption and prompt competitors or customers to seek price concessions, leading to further pricing pressure. Pricing could deteriorate due to one or more of the following, alone or in combination:

•
Reduced demand across residential, nonresidential, or public infrastructure markets;
•
Delays or deferrals of bid lettings;
•
Excess industry capacity in a local market, new market entrants, imports or long-haul supply;
•
Product and geographic mix shifting towards lower-value stone, shorter haul lengths or smaller jobs;
•
Changes in specifications that reduce value differentiation;
•
Contract structures that limit or delay price adjustments, particularly when input costs remain elevated;
•
Inability to pass through increases in delivered costs on a timely or complete basis, resulting in price-cost spread compression.

There is no assurance that market prices will stabilize or improve when demand recovers. Prolonged or widespread price declines, especially if accompanied by reduced shipments, could lower margins and cash flows, reduce returns on invested capital, negatively affect the carrying value of long-lived assets or goodwill, limit capital available for growth and increase the risk of not meeting financial covenants.

Our Building Materials business is seasonal and sensitive to weather and climate-related conditions that can significantly disrupt operations, shipments and demand.

The heavy-side construction business is conducted outdoors. Accordingly, our production, distribution, and customer demand are affected by seasonal weather patterns and adverse weather. Adverse weather conditions, including hurricanes and tropical storms, extreme temperatures, snow, heavy or sustained rainfall, wildfires and earthquakes, reduce construction activity, restrict the demand for our products and impede our ability to efficiently transport material. Severe events can close or damage transportation networks or constrain logistics capacity, slowing our ability to move materials and increasing delivered costs. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, time required to remove water from flooded operations and similar events. Severe drought conditions can restrict available water supplies and constrain production. Production and shipment levels of the Building Materials business’ products follow activity in the construction industry, which typically is strongest in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the production and shipment levels for our Building Materials business, including all of our aggregates-related downstream operations, vary by quarter. The second and third quarters are generally subject to heavy precipitation, and, thus, are more profitable if precipitation is lighter. The first and

Form 10-K ♦ Page 15

Part I ♦ Item 1A – Risk Factors

fourth quarters, which are subject to the impacts of winter weather, are generally the least profitable, but can be more profitable if the impact of winter weather is less severe. Our operations in coastal markets near the Atlantic Ocean and Gulf Coast and in The Bahamas are exposed to hurricanes and tropical storms, while our California operations face risks from Pacific storms, wildfires, mudslides and water use restrictions during periods of severe drought. The physical impacts described above may be exacerbated by the effects of climate change over time.

Competition and Growth Risk Factors

Our Building Materials business depends on identifying, acquiring, permitting and developing quality aggregates reserves within an economic haul radius and our ability to mine and transport those reserves.

Our ability to sustain and grow the business depends on replacing depleting reserves with quality aggregates deposits that we can mine economically, with appropriate permits, near either growing markets or long-haul transportation corridors that can economically serve applicable markets. Quality deposits that meet customer specifications are increasingly difficult to secure near growing markets due to competing land uses, zoning and land-use restrictions, and community opposition. We try to meet this challenge by identifying and permitting sites prior to economic expansion, buying more land around our existing quarries to increase our mineral reserves, developing underground mines, and expanding a distribution network that transports aggregates products by various methods, including rail and water. Even when deposits are identified, we may be unable to obtain or renew necessary land-use approvals, environmental permits, or other governmental authorizations on acceptable terms or timelines, or at all. If we are unable to timely replace reserves accessible to our markets, obtain or maintain required permits and approvals, secure necessary property and access rights on acceptable terms, or economically transport materials to demand centers, our ability to serve customers and our results of operations could be adversely affected.

Our future growth depends in part on disciplined acquisitions and strategic investments, and we may use shares of our common stock as consideration.

We expect to continue to pursue acquisitions, joint ventures, leaseholds, licenses and other strategic transactions to strengthen our existing locations, expand our operations and enter new geographic markets. The success of this strategy depends on our ability to identify, evaluate, negotiate, finance, close, and integrate opportunities on acceptable terms and timelines. Suitable targets may be scarce and sellers may prefer structures or terms that increase complexity or risk. There is no assurance that we will identify opportunities that meet our return thresholds or that, if completed, such transactions will generate expected cash flows or strategic benefits within anticipated time frames.

Proposed acquisitions are subject to risks and uncertainties before closing. Our diligence may not identify all risks, including environmental liabilities, geologic or reserve quality, title, access constraints, water or power availability, legacy tax or legal exposures, labor and workforce issues, or cybersecurity vulnerabilities. Transactions may require antitrust and other regulatory approvals and could be delayed, conditioned, or prohibited. Required divestitures or other remedies can reduce expected benefits. Target businesses may depend on permits, licenses, mineral or water rights, easements, leases, or other approvals that must be transferred, renewed, or re-issued; these processes can be uncertain, time-consuming and costly. Volatile debt and equity market conditions, interest-rate movements, and changes in our credit ratings can affect the availability and cost of financing.

We may finance transactions with cash, debt, equity or a combination of such consideration. Using our common stock – whether as acquisition consideration or for related capital raises – can dilute existing shareholders and cause the price of our stock to decline, and market volatility between signing and closing can affect the value delivered to sellers or the economics of the transaction. Debt financing increases interest expense and financial leverage and may reduce flexibility under our debt covenants and capital-allocation priorities. Joint ventures and minority investments can involve governance constraints, differing strategic objectives or disputes that limit our ability to direct operations or realize benefits.

Integrating acquired businesses may be more difficult, costly, or time-consuming than expected, and we may not realize anticipated benefits.

We have a successful history of business acquisitions and combinations and integration of these businesses into our heritage operations. However, in connection with the integration of any other business that we acquire, there is a risk that we will not be able to achieve such integration in a successful manner or on the time schedule we have projected or in a way that will

Form 10-K ♦ Page 16

Part I ♦ Item 1A – Risk Factors

achieve the level of synergies, cost savings or operating efficiencies we forecast from the acquisition. Integration requires the alignment of cultures, safety and operating practices, internal controls, information technology and cybersecurity, procurement, logistics networks, and sales and pricing processes. We may not realize our expected cost or revenue strategies due to customer or supplier reactions, regulatory or permitting limits, or market changes.

Any significant business acquisition or combination we might choose to undertake may require that we devote significant management attention and resources to preparing for and then integrating our business practices and operations. Based on our history, we believe we will be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of any potential acquisition or other business combination that we pursue in the future if the integration process takes longer or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

•
inability to successfully combine operations in a manner that permits us to achieve the synergies anticipated to result from the proposed acquisition or business combination, which would result in the anticipated benefits of the acquisition or business combination not being realized partly or wholly in the anticipated time frame or at all;
•
inability to retain key employees or align cultures, compensation, safety practices, and operating disciplines, which can impair performance;
•
adverse reactions from customers or suppliers, including loss of business, pricing pressure, or renegotiation of terms, as well as change-of-control, consent, or exclusivity provisions that restrict our ability to integrate or rationalize product and customer portfolios;
•
dependencies on transition services arrangements and the timely separation and migration of enterprise systems, ERPs, and data;
•
delays or defects in information technology integration, cybersecurity controls, or data privacy compliance can disrupt operations, increase costs, or expose us to cyber incidents;
•
challenges transferring, renewing, or aligning permits, licenses, mineral or water rights, leases, easements, and other approvals;
•
site-specific environmental, geologic, or title conditions may limit operating plans or increase capital and operating costs;
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

Acquisitions and divestitures may not occur on expected terms or timelines, may be more costly or complex than anticipated, and may not deliver expected benefits.

In pursuing our business strategy, we conduct discussions, evaluate opportunities and enter into acquisition and divestiture agreements. Transaction activity involves execution, regulatory, and operational risks that could reduce or delay expected benefits or create additional costs and liabilities:

•
we may not obtain required regulatory approvals and/or required financing on favorable terms;
•
we may not be able to satisfy closing conditions;
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
•
we may lose key employees.

If we are unable to complete transactions on acceptable terms in a timely manner , or realize expected benefits, our business, financial condition, and results of operations could be adversely affected.

Economic, Political and Legal Risk Factors

Changes in laws, regulations, and enforcement practices, including zoning, land use, the environment, health and safety, as well as litigation relating to these matters, affect our businesses. Our operations expose us to the risk of material environmental liabilities.

Many federal, state and local requirements governing zoning, land use, air emissions (including carbon dioxide and other greenhouse gases), water use, allocation and discharges, waste management, noise and dust control, blasting, mining, land reclamation and other environmental, health and safety matters govern our operations. Many of our operations require permits, which may impose additional operating standards and are subject to modification, renewal and revocation. Agencies may change standards, apply them more stringently, or increase inspection and enforcement emphasis, which can extend timelines, increase capital and operating expenditures, or restrict development or expansion of our sites. If we cannot obtain, renew, or maintain required approvals on acceptable terms and schedules, we may be forced to curtail production, delay projects, or cease operations at affected facilities. Certain of our operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Despite our extensive efforts to remain in strict compliance at all times with all applicable laws and regulations, the risk of liabilities, particularly environmental liabilities, is inherent in the operation of our businesses. These potential liabilities could result in material costs, including fines or personal injury or damages claims, which could have an adverse impact on our operations and profitability.

Future events, including changes in existing laws or regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of some of our products or business activities, may result in additional or unanticipated compliance and other costs. We could be required to invest in preventive or remedial action, like pollution control facilities, which could be substantial or which could result in restrictions on our operations or delays in obtaining required permits or other approvals. Because future regulatory actions and enforcement priorities are uncertain, we may be unable to predict or fully mitigate their impact on our results.

Our operations involve inherent environmental, manufacturing, operating and handling risks. These risks include the related storage and transportation of raw materials, explosives, products, hazardous substances and wastes, storage tank leaks, explosions, discharges or releases of hazardous substances, exposure to dust, and the operation of mobile equipment and manufacturing machinery. We are also subject to Mine Safety and Health Administration (MSHA) and Occupational Safety and Health Administration (OSHA) requirements for worker health and safety.

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

Failure to comply with applicable laws, regulations, permits, or orders, or adverse changes in those requirements or their enforcement, could result in fines, penalties, operational restrictions, mandated capital projects, denial or revocation of

Form 10-K ♦ Page 18

Part I ♦ Item 1A – Risk Factors

permits, reputational damage, and increased costs, any of which could adversely affect our business, financial condition, and results of operations.

Litigation and other legal proceedings are inherent in our operations and could result in significant costs or liabilities.

We are involved from time to time in litigation and claims arising from our operations. While we do not believe the outcome of pending or threatened litigation will have a material adverse effect on our operations or our financial condition, an unexpected and material adverse outcome in a pending or future legal action could potentially have a negative effect on our Company. Even when we believe we have meritorious defenses or when we are seeking legal remedies, legal proceedings can be costly and time-consuming, divert management attention, and create reputational risk.

Legislation, regulation, and policy initiatives addressing climate change and the transition to a low-carbon economy may increase our costs, constrain operations, or alter customer demand, which could adversely impact our business and financial results.

Federal, state, and local authorities continue to propose and implement climate-related requirements, including greenhouse gas (GHG) emissions limits, the use of alternative fuels, carbon credits (such as a cap-and-trade system), carbon taxes, mandatory GHG monitoring, reporting, and assurance, and disclosure of climate-related risks and transition plans. Our cement plant and our Woodville, Ohio and Manistee, Michigan Specialties plants are strictly regulated with respect to GHG emissions and hold Title V Permits under USEPA regulations, and our cement plant and Woodville plant are also subject to the U.S. Clean Air Act’s Prevention of Significant Deterioration (PSD) requirements which require a permit program for certain new or modified sources of emissions. If future modifications to our Specialties or cement facilities require PSD review for other pollutants, GHG permitting requirements may also be triggered, which could require us to incur significant additional costs. It is not possible, however, to estimate the cost of any future requirements at this time.

In addition, although our aggregates, ready mixed concrete, asphalt and paving operations are not considered “major” sources of GHG emissions subject to the USEPA reporting rule, any additional regulatory restrictions on emissions of GHGs imposed by the USEPA would likely impact our magnesia-based chemicals operations in Woodville, Ohio and Manistee, Michigan, as well as our cement operation in Texas, which in 2025 filed annual reports of GHG emissions as required by the USEPA reporting rule. We may not be able to recover any increased operating costs, taxes or capital investments (other than with respect to any carbon reduction or capture technologies) relating to GHG emission limitations at those plants from our customers in order to remain competitive in pricing in the relevant markets. Our businesses also are dependent on reliable sources of energy and fuels. We could incur increased costs or disruptions in our operations if climate change legislation and regulation (including regulatory changes with respect to alternative fuel use) or severe weather affect the price or availability of purchased energy or fuels or other materials used in our operations.

States where we operate may adopt additional or more stringent requirements, such as market-based emissions programs, mandated use of alternative fuels, or climate-disclosure regimes which could add measurement, verification / assurance, reporting, and compliance costs and increase potential enforcement exposure.

Compliance with current or future climate-related rules could require capital investments, changes in operating practices, procurement of emissions allowances or credits, or participation in carbon markets. While we do not currently believe such requirements will have a material adverse effect on the financial condition or results of the operations of either the Specialties business or Building Materials business, in light of the various regulatory uncertainties, the Company cannot presently predict the costs of any future compliance requirements. We continue to monitor GHG regulations and legislation and its potential impact on our business, financial condition and product demand.

Sustained high or rising interest may reduce construction demand, increase our financing costs, and adversely affect our results of operations and financial condition.

Our businesses are sensitive to interest-rate and credit conditions because a substantial portion of demand for our products is tied to the construction markets. Therefore, our business in these industries may experience declines from sustained high or rising interest rates and cost increases.

Notably, demand in the residential construction market in which we sell our aggregates products is affected by interest rates. While the Federal Reserve lowered interest rates several times during 2025, they remain above the current rate of inflation

Form 10-K ♦ Page 19

Part I ♦ Item 1A – Risk Factors

resulting in continued restrictive monetary policy. Sustained high interest rates may affect our business in an adverse manner. The residential construction market accounted for 22% of our 2025 aggregates shipments. Higher mortgage rates and reduced affordability can dampen new residential construction. Higher borrowing costs and return thresholds can delay or cancel private nonresidential projects. Elevated municipal and state borrowing costs can affect the timing and scope of infrastructure lettings. Any of these dynamics can lower volumes and pressure pricing in the local markets we serve.

Rising interest rates could also result in disruptions in the credit markets, which could affect our business.

Changes in tax laws, interpretations, enforcement practices, and our business mix could increase our effective income tax rate, reduce deferred tax assets, or otherwise adversely affect our results of operations and cash flows.

Our effective tax rate is influenced by many factors, including changes in federal, state and local laws and regulations, administrative guidance and court decisions. Because tax rules are complex and change over time our effective tax rate and cash taxes may be volatile and difficult to predict and may be influenced by the following factors among others:

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
•
changes in stock-based compensation;
•
the write-off of nondeductible goodwill resulting from divestitures or impairments;
•
audits, examinations or litigation;
•
other changes in tax laws; and
•
the interpretation of tax laws and/or administrative practices.

Any significant increase in our future effective income tax rate could reduce our net earnings and free cash flow for future periods.

Investor and stakeholder focus on climate change and sustainability matters and any related reporting obligations may increase our costs and impact our businesses.

Investors, other stakeholders, and U.S. and international regulators are often focused on climate change and sustainability matters. For example, new and proposed laws, regulations and investor and proxy advisory guidelines relating to and requiring disclosure of such matters, including those relating to sustainability, emissions, supply chain, and human capital management, are under consideration or being adopted, or may be proposed in the future. These requirements have resulted in and may continue to result in our need to make additional investments and implement new practices and reporting processes, all entailing management attention and additional compliance risk. We have announced certain sustainability-related goals, targets, or ambitions, including GHG-reduction objectives. Any failure or perceived failure to achieve or accurately report on our current or future sustainability-related commitments, including our GHG reduction and net zero ambition and targets, and any differences between our commitments and those of any companies to which we are compared, could harm our reputation, adversely affect our ability to effectively compete (including as a result of disclosure of proprietary information regarding our plants or changes in our ability to raise capital), adversely affect our recruitment and retention efforts or expose us to potential legal liability. Achieving these outcomes may depend on factors outside our control, such as the pace of technology development and deployment, grid decarbonization, the availability and cost of renewable energy or lower-carbon inputs. While we are committed to pursuing our sustainability objectives, there is no assurance that we will achieve any of our sustainability goals or commitments, that low- or non-carbon-based energy sources and technologies required to meet long-term emissions reductions in some of the sectors in which we operate will be available at scale in the United States on an economically feasible basis or that we or our suppliers can meet sustainability, emissions reductions and other standards that are required by current or future laws or established as investment criteria, voting guidelines or activism triggers by our

Form 10-K ♦ Page 20

Part I ♦ Item 1A – Risk Factors

investors and other stakeholders. Failure to meet these commitments could result in reputational harm to our Company and changes regarding climate risk management and practices may result in higher regulatory and compliance risks and costs.

Public health events including outbreaks of disease, epidemics, or pandemics, or fears of such an event and related governmental, societal and market responses could adversely affect our operations, demand for our products, costs, and financial results.

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

Labor unions represented 13% of the hourly employees of our Building Materials business and 59% of the hourly employees of our Specialties business as of December 31, 2025. Our collective bargaining agreements for employees of our Specialties business at the Woodville, Ohio lime plant, the Manistee, Michigan synthetic magnesia plant and the Gabbs, Nevada magnesia mine and processing plant expire in June 2026, August 2027 and June 2028, respectively.

Disputes with our trade unions, or the inability to renew our labor agreements, could lead to work stoppages or other actions that could disrupt our businesses, raise costs and reduce revenues and earnings from the affected locations.

Labor actions by our suppliers, contractors, railroads, ports, trucking firms, or other logistics providers may interrupt inbound materials or outbound deliveries, increase delivered costs, or require us to source alternatives. Tight labor markets, especially for skilled trades and licensed commercial drivers, can constrain operating days, raise turnover and training costs, and delay maintenance or capital projects.

If we are unable to maintain stable labor relations, renew agreements on acceptable terms, staff operations adequately, or mitigate third-party labor disruptions, our production, shipments, costs and results of operations could be adversely affected.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our business, disrupt our operations or increase costs.

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

Form 10-K ♦ Page 21

Part I ♦ Item 1A – Risk Factors

Our geographically dispersed footprint and the physically demanding nature of many roles can intensify recruiting and retention challenges, particularly in rural or less-populated areas. If we are unable to fill vacancies timely, maintain appropriate crew sizes, or retain key personnel and subject-matter experts, we may experience more frequent equipment downtime, slower maintenance or capital work, reduced operating days, and delays in customer service or project support.

In addition, because of our reliance on our senior management team, the unanticipated departure of any key member could have an adverse effect on our business. Our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees. Effective succession planning is also important to our long-term success and strategy execution. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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

Financial, Accounting and Cost Management Risk Factors

Our business requires significant and sustained capital investment; delays, cost increases, or underperformance on capital projects, or constraints on funding, could adversely affect our operations, competitiveness, and financial results.

The property and machinery needed to produce our products are very costly. Therefore, we require large amounts of cash to operate our businesses. In addition to capital expenditures, our businesses incur significant repair and maintenance costs for critical equipment and replacement parts. Prices and lead times for parts and contractor services can be volatile due to supply-chain disruptions, limited supplier alternatives, inflation, labor availability, and logistics constraints. Unexpected equipment failures or extended outages can further increase repair spending and parts consumption. We believe that our cash on hand, along with our projected operating cash flows and our available financing resources, is adequate to support our anticipated operating and capital needs. Our ability to generate sufficient cash flow depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash to operate our business, we may be required, among other things, to reduce or delay planned capital or operating expenditures.

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, is out of service as a result of planned or unplanned maintenance, failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions or violent weather conditions. We have scheduled outages that can range from one week to several weeks at least once a year to refurbish our cement and dolomitic lime production facilities. In 2025, our cement and Specialties operations incurred shutdown costs of $23 million and $8 million, respectively. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

Form 10-K ♦ Page 22

Part I ♦ Item 1A – Risk Factors

Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective judgments and estimates by our management. Our estimates and assumptions could be wrong.

The accounting standards we use in preparing our financial statements are often complex and require that we make significant estimates and assumptions in interpreting and applying those standards. These estimates and assumptions involve matters that are inherently uncertain and require subjective and complex judgments. If we used different estimates and assumptions or used different ways to determine these estimates, our financial results could differ.

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

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and change periodically. New or revised accounting standards could, either positively or negatively, affect results reported for periods after adoption of the standards as compared with the prior periods, or require retrospective application changing results reported for prior periods. We urge you to read about our accounting policies and new accounting pronouncements in Note A: Accounting Policies of our consolidated financial statements included under Item 8, Financial Statements and Supplementary Data of this Form 10-K.

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

Goodwill and other certain acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value of a reporting unit exceeds its fair value, the reporting unit's goodwill is considered impaired and a non-cash charge to earnings is recorded for the difference. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Future events may occur that would adversely affect the fair value of our goodwill or other acquired intangible assets and require impairment charges. Such events may include, but are not limited to, lower-than-forecasted revenues or profitability, construction growth rates that fall below our assumptions, actions of key customers, increases in interest rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending and a decline in the trading price of our common stock. We continue to evaluate the impact of economic and other developments to assess whether impairment indicators are present. Accordingly, we may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.

Credit-market stress and tighter financing conditions could reduce construction demand, slow customer payments, constrain our liquidity, and increase our cost of capital.

Demand for aggregates products, particularly in the infrastructure construction market, has historically been negatively affected by federal and state budget challenges and uncertainty over future highway funding levels. Further, delays to or cancellations of capital projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence is eroded by economic uncertainty.

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

Form 10-K ♦ Page 23

Part I ♦ Item 1A – Risk Factors

Our access to and cost of capital may be adversely affected. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms. Further, an increase in leverage could lead to deterioration in our credit ratings. A reduction in our credit ratings, regardless of the cause, could also limit our ability to obtain additional financing and/or increase our cost of obtaining financing. There is no guarantee we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business.

We may be required to obtain financing in order to fund certain strategic acquisitions, if they arise, or to refinance our outstanding debt or for other corporate purposes. It is possible a large strategic acquisition would require that we issue new equity and debt securities in order to maintain our investment-grade credit rating and could result in a ratings downgrade notwithstanding our issuance of equity securities to fund the transaction. We are also exposed to risks from tightening credit markets, through the interest payable on any variable-rate debt, including the interest cost on future borrowings under our credit facilities. Although we maintain committed credit facilities and actively manage liquidity, there is no assurance financing will be available when needed or on acceptable terms, that customers will remain current, or that public-sector funding will be insulated from market conditions. If credit markets tighten or remain volatile, the combined effects, lower private and public construction activity, slower collections, higher input and delivered costs, increased interest expense, reduced covenant flexibility, or ratings pressure, could adversely affect our business, financial condition, and results of operations.

Our Specialties business faces currency risks from its overseas activities.

Our Specialties business sells some of its products outside the United States. Therefore, the operations of the Specialties business are affected from time to time by the fluctuating values of the currency exchange rates of the countries in which it does business in relation to the value of the U.S. Dollar. The business tries to mitigate the short-term effects of currency exchange rates by denominating sales in the U.S. Dollar. This still leaves the business subject to certain risks, depending on the strength of the U.S. Dollar.

Our ready-mixed concrete, asphalt and paving operations present additional risks to our business.

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

Form 10-K ♦ Page 24

Part I ♦ Item 1A – Risk Factors

Suppliers, Raw Materials and Energy Costs Risk Factors

Volatility or shortages in fuel, energy and raw materials can increase costs, disrupt operations, and adversely affect our results.

Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. Prices and availability for these inputs are influenced by global and regional supply-demand dynamics, refining and generation capacity, weather and other physical risks, transportation and labor constraints, geopolitics and trade policy, regulatory changes and supplier operating issues. These factors can cause rapid, significant, and uneven price movements across our footprint and may limit supply in one or more markets. Our financial results have historically been affected by the short supply or high costs of these fuels and energy. Changes in energy costs also affect the prices that we pay for related supplies, including explosives, conveyor belting and tires. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for natural gas, coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning for our businesses more difficult. Because of the fluctuating trends in diesel fuel prices, we may enter into fixed-price fuel agreements from time to time for a portion of our diesel fuel to reduce our diesel fuel price risk.

Even where supply is available, our delivered costs can rise due to logistics constraints. Limited availability or higher rates for trucks and licensed drivers, rail service and cars, port capacity, or pipeline interruptions can delay deliveries, reduce operating days, or force us to source from higher-cost alternatives. Utility interruptions or curtailments (electricity, natural gas, or water) can further constrain output or alter our product and geographic mix, particularly at energy-intensive facilities.

Cement production requires large amounts of energy, including electricity and fossil fuels. Therefore, the cost of energy is one of our largest expenses. Prices for energy are subject to market forces largely beyond our control and can be volatile. Cost increases that we are unable to pass through to the customer in the form of price increases for our products or disruption of the uninterrupted supply of fuel and electricity could adversely affect us. Accordingly, energy cost volatility can adversely affect the financial results of our cement business. The Midlothian cement operation has fixed-price agreements for a portion of its anticipated 2026 coal, electricity and natural gas needs.

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

Our Specialties business depends in part on the steel industry and the supply of reasonably priced fuels.

Our Specialties business sells some of its products to companies in the steel industry. Accordingly, this business is dependent, in part, on the strength of the cyclical steel industry. Our Specialties business also requires significant amounts of natural gas, coal and petroleum coke, and financial results are negatively affected by increases in fuel prices or shortages. Our Specialties business has fixed-price agreements for 34% of its anticipated 2026 coal, petroleum coke and natural gas needs.

Form 10-K ♦ Page 25

Part I ♦ Item 1A – Risk Factors

Cyber and Information Security Risk Factors

We depend on information technology; cybersecurity, data-protection, and systems-reliability risks — including at our third party vendors — could disrupt operations, compromise data, increase costs, or otherwise adversely affect our business and results.

We rely on information technology systems and networks, some of which are managed by third-party vendors, including cloud-based systems and managed service providers, to operate our business and to securely process, store and transmit confidential, sensitive and proprietary information relating to our business operations, including sensitive information about our customers and employees. Cyber threats are rapidly evolving as threat actors have become increasingly sophisticated and carry out direct large-scale, complex attacks against a company and are reportedly using artificial intelligence to increase the virulence of attacks. In addition, we have relied on our information technology infrastructure to support remote work from time to time and may need to do so in the future, which can increase cyber risks. We are not able to anticipate or prevent all such attacks and could be held liable for any resulting material security breach or data loss. In addition, it is not always possible to deter or detect misconduct by employees or third-party vendors.

While we have experienced attacks to breach the security of our information technology systems, we are not aware that we have experienced a material cybersecurity incident during the 2025 fiscal year. Breaches of our technology systems and those of acquired companies, or those of our vendors and customers, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” or "quishing" attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in our Company’s or such vendors’ and customers’ websites, applications, data processing and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by our Company (including information about our business, employees or customers), as well as sensitive personally identifiable information, the disclosure of which could lead to identity theft and liability under data privacy laws. Breaches of our products that rely on technology and internet connectivity can expose our Company to product and other liability risk and reputational harm. Measures that we take to avoid, detect, mitigate or recover from material incidents may be insufficient, circumvented, or may become ineffective.

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

As described in Item 1A, Risk Factors of this Form 10-K, the Company faces risks from cybersecurity threats that could have a material adverse effect on its business, including its business strategy, results of operations or financial condition. While the Company has experienced attacks on the security of its information technology systems to date, management is not aware that the Company has experienced a material cybersecurity incident during the 2025 fiscal year.

Governance

As part of its overall risk management approach, the Company prioritizes the identification and management of cybersecurity risk at several levels, including Board oversight, day-to-day executive risk management and employee training. The Audit Committee, comprised of independent directors from the Board, oversees the Board’s responsibilities relating to the operational risks, including information technology risks, business continuity and data security, of the Company. The Audit Committee is informed of such risks through quarterly reports from the Senior Vice President, Chief Information Officer (CIO), who oversees the implementation and compliance with information security standards and mitigation of cybersecurity related risks, assesses and manages the cyber risk management program, determines when third-party cybersecurity experts should be consulted, and informs senior management regarding the prevention, detection, mitigation and remediation of cybersecurity incidents with the support of the cybersecurity incident management team.

The Company’s cybersecurity incident management team has decades of experience selecting, deploying and operating cybersecurity technologies, initiatives and processes as well as managing enterprise risk. The Incident Response Leadership Committee, which includes senior executives across the Company, is alerted as appropriate to cybersecurity incidents, and the CIO is responsible for communicating to the Audit Committee regarding the activities of the Incident Response Leadership Committee, as appropriate. The CIO has over 20 years of experience in information technology and business operations. He holds a Master of Business Administration and a Bachelor of Engineering, along with various business and strategic leadership certificates.

The Company's Vice President (VP), Infrastructure and Security, who reports directly to the CIO, is responsible for day-to-day assessment and management of cybersecurity risk and the Company’s cybersecurity incident management team and acts as a chief information security officer. The VP, Infrastructure and Security has 39 years of information technology experience, including 23 years of experience in information security. Additionally, he holds various information technology certificates, including Certified Information Systems Security Professional and Certified Information Security Manager certificates.

The Company holds annual employee trainings on cybersecurity, conducts phishing tests and generally seeks to promote awareness of cybersecurity risk through communication and education initiatives.

Form 10-K ♦ Page 28

Part I ♦ Item 2 – Properties

ITEM 2 – PROPERTIES

Building Materials Business

As of December 31, 2025, the Company processed or shipped aggregates from 400 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. No individual quarry or mine is material to the Company’s business or financial condition. The Company’s aggregates reserves, on average, represent approximately 85 years at the 2025 annual production level. However, certain locations may be subject to more limited reserves and may not be able to expand. As of December 31, 2025, the Company operated 89 aggregates distribution yards.

In total, aggregates locations (quarries, mines and distribution yards) include 194 located on land owned by the Company free of major encumbrances, 126 on leased land, 64 on land owned in part and leased in part and 16 on facilities neither owned nor leased where raw materials are removed pursuant to contractual agreements.

In addition, as of December 31, 2025, the Company processed and shipped ready mixed concrete and asphalt products from 112 properties in five states, of which 86 are located on land owned by the Company free of major encumbrances, 24 are on leased land and two are on land owned in part and leased in part. Of this total, 58 ready mixed concrete plants located in Texas are classified as assets held for sale as of December 31, 2025.

An overview of the Company’s quarrying and mining operations is included in Business—Building Materials Business and Business—Environmental and Governmental Regulations included in Item 1, Business of this Form 10-K, which is incorporated herein by reference. The following map presents the locations of these quarries and underground mines as of December 31, 2025:

Form 10-K ♦ Page 29

Part I ♦ Item 2 – Properties

Mineral reserves and mineral resources for the Company’s aggregates and cement businesses have been prepared in accordance with the disclosure requirements of subpart 1300 of U.S. Securities and Exchange Commission Regulation S-K. Mineral resources represent concentrations or occurrences of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, considering relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. A measured mineral resource is that part of the mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling in sufficient detail to support detailed extraction planning and final evaluation of the economic viability of the deposit to be quarried or mined. An indicated mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling in sufficient detail to support mine planning and evaluation of the economic viability of the deposit of the material to be quarried or mined. Inferred mineral resources are that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling.

A mineral reserve is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. A probable mineral reserve is the economically mineable part of an indicated and, in some cases, a measured mineral resource. A proven mineral reserve is the economically mineable part of a measured mineral resource and results only from the conversion of a measured mineral resource. The Company estimates proven and probable mineral reserves based on the results of drilling and testing completed by or under the supervision of qualified persons.

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

Set forth in the tables below are the Company’s estimates as of December 31, 2025 of proven and probable mineral reserves of aggregates (crushed stone and sand and gravel) and measured, indicated and inferred mineral resources of aggregates (exclusive of proven and probable reserves), shown on a geographic division basis. The East Division includes Alabama, Florida, Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, Canada and The Bahamas. The Central

Form 10-K ♦ Page 30

Part I ♦ Item 2 – Properties

Division includes Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Nebraska, Ohio, Tennessee and West Virginia. The Southwest Division includes Arkansas, Louisiana, Oklahoma and Texas. The West Division includes Arizona, California, Colorado, Utah, Washington and Wyoming. The reserve estimates shown were determined to be economically mineable using a reasonable and justifiable price for salable product based on the average selling price for the year ended December 31, 2024 with respect to each division for each product category of aggregates resources. The Company’s estimate of resources and reserves of aggregates shown in the tables below includes resources and reserves that would be devoted for use in the Company’s cement product line and Specialties business.

Summary Mineral Resources At End of Fiscal Year Ended December 31, 2025[1,2]
	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities
Crushed Stone
East Division	144,299	Crushed Stone	256,650	Crushed Stone	400,949	Crushed Stone	802,837	Crushed Stone
Central Division	208	Crushed Stone	103,638	Crushed Stone	103,846	Crushed Stone	31,197	Crushed Stone
Southwest Division	—	Crushed Stone	—	Crushed Stone	—	Crushed Stone	—	Crushed Stone
West Division	61,320	Crushed Stone	15,572	Crushed Stone	76,892	Crushed Stone	3,312	Crushed Stone
Total crushed stone	205,827		375,860		581,687		837,346
Sand & Gravel
East Division	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel	11,270	Sand & Gravel
Central Division	2,206	Sand & Gravel	41,347	Sand & Gravel	43,553	Sand & Gravel	14,159	Sand & Gravel
Southwest Division	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel	—	Sand & Gravel
West Division	68,839	Sand & Gravel	125,091	Sand & Gravel	193,930	Sand & Gravel	—	Sand & Gravel
Total sand & gravel	71,045		166,438		237,483		25,429

Summary Mineral Reserves At End of Fiscal Year Ended December 31, 2025 [1,2]
	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities	Tons (in thousands)	Grades/Qualities
Crushed Stone
East Division	4,415,304	Crushed Stone	4,324,181	Crushed Stone	8,739,485	Crushed Stone
Central Division	1,414,378	Crushed Stone	1,395,001	Crushed Stone	2,809,379	Crushed Stone
Southwest Division	1,967,115	Crushed Stone	1,495,006	Crushed Stone	3,462,121	Crushed Stone
West Division	434,551	Crushed Stone	542,725	Crushed Stone	977,276	Crushed Stone
Total crushed stone	8,231,348		7,756,913		15,988,261
Sand & Gravel
East Division	85,459	Sand & Gravel	97,599	Sand & Gravel	183,058	Sand & Gravel
Central Division	229,280	Sand & Gravel	87,979	Sand & Gravel	317,259	Sand & Gravel
Southwest Division	51,088	Sand & Gravel	141,218	Sand & Gravel	192,306	Sand & Gravel
West Division	215,081	Sand & Gravel	16,170	Sand & Gravel	231,251	Sand & Gravel
Total sand & gravel	580,908		342,966		923,874

1.
The tons presented were determined to be economically mineable using the 2024 average selling price per ton for that product category in that geographic division. There is a range of selling prices for each product category and each geography that depend on the type of product, whether it is washed or not, and its end use. The average selling price per ton used for crushed stone for the East Division, Central Division, Southwest Division and West Division was $21.79, $20.13, $15.70 and $17.22, respectively. The average selling price per ton used for sand and gravel for the East Division, Central Division, Southwest Division and West Division was $12.72, $14.15, $18.74 and $20.70, respectively. These prices exclude any portion of revenues allocated to freight, including internal freight to ship products from a producing quarry to a distribution terminal and third-party freight to deliver product to a customer.
2.
For the purposes of this table, the Company calculates its mineral reserves based on land that has been zoned for quarrying and land for which the Company has determined zoning is not required. The Company's reserves presented in the Central Division include dolomitic limestone reserves used in the Specialties business. The Company's reserves presented in the Southwest Division include limestone reserves used in the cement product line. The Company's reserves in the West Division include magnesite reserves used in the Specialties business.

Form 10-K ♦ Page 31

Part I ♦ Item 2 – Properties

The following presents the Company’s annual production by product line for the last three years.

	Total Annual Production (tons in millions) For year ended December 31
	2025	2024	2023
Aggregates	194.2	190.8	208.5
Cement limestone	2.6	3.3	6.1
Specialties limestone	3.2	3.1	3.5
Specialties magnesite[1]	0.2	—	—
Total	200.2	197.2	218.1

1 Production tons presented for period of ownership.

Cement

As of December 31, 2025, the Company processed and shipped cement from its production facility in Midlothian, Texas, south of Dallas/Fort Worth. This facility is located on land owned by the Company free of major encumbrances. The following table summarizes certain information about the Company’s cement production facility at December 31, 2025:

Plant	Rated Annual Productive Capacity-Tons of Clinker (in millions)	Manufacturing Process	Service Date	Internally Estimated Reserves—Years
Midlothian, TX	2.4	Dry	2001	59

Reserves identified with the facility shown above are contained on approximately 1,400 acres of land owned by the Company. As of December 31, 2025, the Company estimated its total proven and probable limestone reserves on such land to be approximately 212 million tons, which are included in the Summary Mineral Reserves table.

The Company’s cement manufacturing facility includes kilns, crushers, pre-heaters/calciners, coolers, finish mills and other equipment used to process limestone and other raw materials into cement, as well as equipment used to extract and transport the limestone from the adjacent quarries. This cement manufacturing facility is served by rail and truck.

As of December 31, 2025, the Company also operated, directly or through third parties, 4 cement distribution terminals.

The Company's cement operations are classified as assets held for sale as of December 31, 2025.

Specialties Business

The Specialties business currently operates major manufacturing facilities in Woodville, Ohio; Manistee, Michigan; Gabbs, Nevada; Waynesville, North Carolina; Greendale, Indiana; and Aspers, Pennsylvania. All of these facilities are owned.

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

During 2025, the principal properties of the aggregates operations were believed to be utilized at average productive capacities of approximately 68% and could support a higher level of market demand. The Company adjusts its production schedules to meet volume demand for its products.

During 2025, the Midlothian, Texas cement kiln operated on average at 61% utilization.

Both the magnesia-based and dolomitic lime businesses of the Specialties segment operated on average at 73% utilization in 2025.

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

The Company was not required to pay any penalties in 2025 for failure to disclose certain “reportable transactions” under Section 6707A of the Internal Revenue Code.

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

Information about our Executive Officers

The following sets forth certain information regarding the executive officers of Martin Marietta as of February 19, 2026:

Name	Age	Present Position	Year Assumed Present Position	Other Positions and Other Business Experience Within the Last Five Years
C. Howard Nye	63	Chair of the Board,	2014
		Chief Executive Officer,	2010
		President,	2006
		President of Aggregates Business,	2010
		Chair of Magnesia Specialties Business	2007
Donald A. McCunniff	68	Executive Vice President, Chief Human Resources Officer	2024
Robert J. Cardin	62	Senior Vice President, Controller and Chief Accounting Officer	2019	Interim Chief Financial Officer (2025)
Jason P. Flynn	45	Senior Vice President, Chief Information Officer	2023	Vice President, Strategic Finance, Procurement and Supply Chain (2021-2023); Director, Business Performance Improvement (2020-2021)
Michael J. Petro	42	Senior Vice President, Chief Financial Officer	2025	Senior Vice President, Strategy and Development (2021-2025); Vice President, Strategy and Development (2018-2021)

Form 10-K ♦ Page 33

Part II ♦ Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s common stock, $0.01 par value, is traded on the New York Stock Exchange (NYSE) (Symbol: MLM). There were 614 holders of record of the Company’s common stock as of February 16, 2026.

Common Stock Performance Graph

The following graph and accompanying table compare the five-year cumulative total return from December 31, 2020 to December 31, 2025 for (a) the Company’s common stock, (b) the Standard & Poor’s 500 Index, and (c) the Standard & Poor’s 500 Materials Index.

Form 10-K ♦ Page 34

Part II ♦ Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2025 — October 31, 2025	—	$—	—	11,024,507
November 1, 2025 — November 30, 2025	—	$—	—	11,024,507
December 1, 2025 — December 31, 2025	—	$—	—	11,024,507
Total	—	$—	—	11,024,507
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

Form 10-K ♦ Page 35

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company, with 2025 revenues of $6.2 billion and 2025 net earnings from continuing operations attributable to Martin Marietta of $990 million. These results were achieved in part by supplying aggregates (crushed stone, sand and gravel) through its network of approximately 400 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. As of December 31, 2025, Martin Marietta also provides other building materials, namely, cement, ready mixed concrete, asphalt and paving services, in certain markets where the Company has a notable aggregates position. Specifically, the Company has one cement plant and four cement distribution facilities in Texas, ready mixed concrete plants in Arizona and Texas, and asphalt plants in Arizona, California, Colorado and Minnesota. Asphalt paving services are offered in Colorado.

On August 3, 2025, the Company entered into a definitive agreement with Quikrete Holding, Inc. (QUIKRETE) for the exchange of certain assets. The pending disposal of the Company's cement plant, related cement terminals and Texas ready mixed concrete plants meets the criteria for held for sale and the associated financial results of these operations are reported as discontinued operations for all periods presented (see Note B to the consolidated financial statements). The Company has recast all comparative prior-period financial information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, to reflect this presentation.

The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates and other building materials product lines are reported collectively as the “Building Materials” business.

Form 10-K ♦ Page 36

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

As more fully discussed in the Strategic Objectives section, geography is critically important for the Building Materials business. The Company conducts its Building Materials business for continuing operations through two reportable segments, organized by geography: East Group and West Group. The East Group, consisting of the East and Central divisions, provides aggregates and asphalt products. The West Group is comprised of the Southwest and West divisions and its continuing operations provide aggregates, ready mixed concrete, asphalt and paving services.

The following ten states accounted for 76% of the Building Materials business 2025 revenues from continuing operations:

Form 10-K ♦ Page 37

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

# 2025 TOTAL REVENUES BY DESTINATION

*BUILDING MATERIALS BUSINESS[1]*

WA <1%
MN 4%
WY 1%
NE 3%
IA 4%
UT <1%
CO 10%
KS <1%
MO 2%
IN 3%
OH 1%
PA <1%
WV <1%
KY 1%
VA 1%
DE <1%
MD 2%
Nova Scotia <1%
CA 7%
AZ 4%
OK 2%
AR <1%
TN 3%
NC 12%
SC 4%
MS <1%
AL 1%
GA 7%
TX 18%
LA 2%
FL 6%
Bahamas <1%

- Production and Sales
- Sales

*[1]Continuing Operations Only*

*Source: Company data*

Specialties

The Company operates a Specialties business (formerly known as the Magnesia Specialties business) which produces high‑purity natural and synthetic magnesia‑based products, including magnesium sulfate, magnesium oxide and magnesium hydroxide, used in environmental, industrial, agricultural, construction, consumer and specialty applications. The Specialties business also produces dolomitic lime, which is sold primarily to external customers for use in steel production and soil stabilization, and is used internally as a raw material input in synthetic magnesia production. The July 2025 acquisition of Premier Magnesia expanded the Company’s product portfolio and enhanced its domestic magnesia mineral reserves and processing capabilities. Specialties’ production facilities are located in Michigan, Ohio, Nevada, North Carolina, Indiana and Pennsylvania, and products are shipped to customers domestically and worldwide.

Strategic Objectives

The Company’s strategic planning process, or Strategic Operating Analysis and Review (SOAR), provides the framework for execution of Martin Marietta’s long-term strategic plan. Guided by this framework and considering the cyclicality of the Building Materials business, the Company determines capital allocation priorities to maximize long-term shareholder value creation. The Company’s strategy includes ongoing evaluation of aggregates-led opportunities of scale in new domestic markets (i.e., platform acquisitions) and expansion through acquisitions that complement existing operations (i.e., bolt-on acquisitions). The Company finances such opportunities with the goal of preserving its financial flexibility by having a leverage ratio (consolidated net debt to consolidated earnings before interest, taxes, depreciation, depletion and amortization, earnings/loss from nonconsolidated equity affiliates and certain other adjustments as specified in the Results of Operations section, or Consolidated Adjusted EBITDA) within a range of 2.0 times to 2.5 times within a reasonable period of time (typically within 18 months) following the completion of a debt-financed transaction. SOAR also includes the identification and potential disposition of assets that are not consistent with stated strategic goals.

Form 10-K ♦ Page 38

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company, by purposeful design, is an aggregates-led business that focuses on markets with strong, underlying growth fundamentals where it can sustain or achieve a leading market position. Aggregates gross profit represented 88% of 2025 total reportable segment gross profit. For Martin Marietta, other building materials operations are located where the Company has, or envisions, among other things, a clear path toward a leading aggregates position. The Company's portfolio also includes a highly complementary Specialties business that possesses aggregates-like characteristics.

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

Population growth and density are typically assessed based on a site’s proximity to one of the 11 megaregions in the United States. Megaregions are large networks of metropolitan population centers covering thousands of square miles. According to America 2050, a planning and policy program of the Regional Plan Association, most of the nation’s population and economic growth through 2050 will occur in the megaregions. The Company has a meaningful presence in ten megaregions. As evidence of the successful execution of SOAR, the Company’s leading positions in the Texas Triangle, Colorado’s Front Range, northern and southern California and Arizona’s Sun Corridor megaregions and its growth platforms in the southern portion of the Northeast megaregion, Piedmont Atlantic and Florida megaregions are the results of acquisitions since 2011. The Company has a legacy presence in the southeastern portion of the Great Lakes megaregion, encompassing operations in Indiana and Ohio, as well as the Gulf Coast megaregion in Texas.

Form 10-K ♦ Page 39

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

# MEGAREGIONS AND BUILDING MATERIALS BUSINESS LOCATIONS[1]

As of December 31, 2025

Cascadia
Northern California
Southern California
Arizona Sun Corridor
Front Range
Texas Triangle
Gulf Coast
Great Lakes
Northeast
Piedmont Atlantic
Florida
Martin Marietta Locations

*Source: America 2050*

[1]Continuing Operations Only

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

The Company considers a state’s financial health rating, as issued by S&P Global Ratings, in determining the opportunities and attractiveness of areas for both expansion and/or development. The Company’s top-ten revenue-generating states have been evaluated and scored a financial health rating of AA- or higher, where AAA is the highest score. The Company also reviews the state’s ability to secure additional infrastructure funding and financing.

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
─
Organic capital investment
─
Return of cash to shareholders through both meaningful and sustainable dividends as well as share repurchases

Safety Performance

The Company’s safety and health culture and performance sets the foundation for its long-term strategic plan and its financial and operational strength. For 2025, the Company achieved a company-wide Lost-Time Incident Rate (LTIR) of 0.17, the ninth consecutive year of world-class or better LTIR thresholds, and a company-wide Total Injury Incident Rate (TIIR) of 0.69, the fifth consecutive year of world-class or better TIIR thresholds.

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

Product Lines

Aggregates are an engineered, granular material consisting of crushed stone, sand and gravel, manufactured to specific sizes, grades and chemistry for use primarily in construction applications. The Company’s operations consist mostly of open pit quarries; however, the Company is also the largest operator of underground aggregates mines in the United States, with 13 active underground mines located in the East Group. The Company’s aggregates reserves average approximately 85 years at the 2025 annual production level.

Cement is the basic agent used to bind coarse aggregates, sand and water in the production of ready mixed concrete. The Company has a cement production facility in Midlothian, Texas, south of Dallas/Fort Worth, and operates four related distribution terminals. This production facility produces Portland limestone and specialty cements, with an annual clinker (an intermediary product of cement production) capacity at December 31, 2025 of approximately 2.4 million tons. The facility operated at approximately 61% utilization for clinker production in 2025. The Company completed a finishing capacity expansion project at the Midlothian plant in August 2024, which provided 0.45 million tons of incremental annual cement production capacity. Further, the Company has converted its Midlothian plant to manufacture a less carbon-intensive Portland limestone cement, known as Type 1L, which has been approved by the Texas Department of Transportation and allows the production of more cement with less clinker. The Company's Midlothian cement plant and related cement terminals are classified as assets held for sale as part of the pending QUIKRETE transaction.

Ready mixed concrete is measured in cubic yards and specifically batched or produced for customers’ construction projects and then typically transported by mixer trucks and poured at the project site of a customer of the Company. The coarse aggregates used for ready mixed concrete are a washed material with limited amounts of fines (i.e., dirt and clay). The Company operates ready mixed concrete plants in Arizona and Texas as of December 31, 2025. The Texas ready mixed concrete plants are classified as assets held for sale as part of the pending QUIKRETE transaction.

Form 10-K ♦ Page 41

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asphalt is typically used in surfacing roads and parking lots and consists of liquid asphalt, or bitumen (the binding medium), and aggregates. Like ready mixed concrete, each asphalt batch is produced to customer specifications. The Company’s asphalt operations are in Arizona, California, Colorado and Minnesota and related paving services are offered in Colorado.

Market dynamics for the downstream ready mixed concrete and asphalt product lines include a highly competitive environment and lower barriers to entry compared with the Company’s upstream aggregates product line.

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

Infrastructure

The public infrastructure market accounted for 37% of the Company’s aggregates shipments in 2025. The Company’s shipments to this end-use market are in line with the most recent five-year average of 35% and the most recent ten-year average of 36%.

Public construction projects, once awarded, are typically seen through to completion. Thus, delays from weather or other factors can serve to extend the duration of the construction cycle. While construction spending in the public and private market sectors is affected by economic cycles, public infrastructure spending has been comparatively more stable due to the predictability of funding from federal, state and local governments. The Infrastructure Investments and Jobs Act (IIJ Act) was signed into law on November 15, 2021, and contains a five-year surface transportation reauthorization plus $110 billion in new funding for roads, bridges and other hard infrastructure projects.

State and local initiatives that support infrastructure funding, including gas tax increases, new funding mechanisms and other ballot initiatives, are increasing in size and number as these governments recognize the need for their expanded role in public infrastructure investment. During 2025, 83% of all infrastructure funding measures up for vote were approved. These approved infrastructure initiatives are estimated to generate $24 billion in one-time and recurring revenues, with initiatives in North Carolina, one of the Company’s largest revenue-generating states, accounting for $16 billion of this total.

Nonresidential

The nonresidential construction market accounted for 36% of the Company’s aggregates shipments in 2025. Heavy nonresidential construction demand remained steady in 2025 across key geographies due to rapid expansion in data centers, a recovery in warehousing and distribution, and early-stage momentum in energy and advanced manufacturing. The Company expects 2026 demand in these nonresidential segments to remain strong.

Residential

The residential construction market accounted for 22% of the Company’s aggregates shipments in 2025. This end use typically moves in direct correlation with economic cycles. The Company’s exposure to residential construction is split between aggregates used in the construction of subdivisions (including streets, sidewalks, utilities, and storm and sewage drainage), single-family homes and multi-family units. Construction of new subdivisions and single-family homes is highly correlated with aggregates demand due to the ancillary infrastructure and nonresidential construction activity that typically follows new suburban development (e.g. new roads/interchanges, retail centers, warehouses, schools and office buildings). Therefore, single-family housing starts are a strong leading indicator of aggregates demand. According to the United States Census Bureau, for the twelve months ended October 31, 2025, the most recent data available, seasonally-adjusted national single-family housing starts decreased 8% to approximately 0.9 million units compared with 2024. Housing demand far exceeds supply in the Company’s key markets; however, a housing recovery is not expected until mortgage rates decline and/or affordability headwinds recede.

Form 10-K ♦ Page 42

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ChemRock/Rail

The ChemRock/Rail market, which includes ballast and agricultural limestone, accounted for the remaining 5% of the Company’s 2025 aggregates shipments. Ballast is an aggregates product used to stabilize railroad track beds. Agricultural lime, a high-calcium carbonate material, is used as a supplement in animal feed, a soil acidity neutralizer and agricultural growth enhancer. Additionally, ChemRock/Rail includes rip rap (used as a stabilizing material to control erosion caused by water runoff at embankments, ocean beaches, inlets, rivers and streams) and high-calcium limestone (used as filler in glass, plastic, paint, rubber, adhesives, grease and paper). Chemical-grade, high-calcium limestone is used as a desulfurization material in coal-fired power generation facilities.

Pricing Trends

Materials pricing for construction projects is typically based on agreements that guarantee the availability of specified products, in stated quantities, at agreed-upon prices for a defined period. Because infrastructure projects often span multiple years, announced price changes may take time to flow through as the Company continues to sell products under existing price commitments. Pricing escalators included in multi-year infrastructure contracts help mitigate this delay to some extent. However, during periods of significant or rapid increases in production costs, multi-year infrastructure contract pricing may provide only nominal pricing growth.

Additionally, the Company may implement multiple price increases throughout the year, as appropriate, on a market-by-market basis. Pricing is determined locally and is influenced by each market’s supply-and-demand dynamics. For further information on pricing, see the discussion in the Financial Overview section.

Cost Structure

Costs of revenues for the Building Materials business are components of costs incurred at the quarries, mines, ready mixed concrete plants, asphalt plants, paving operations and distribution yards and facilities. Cost of revenues also includes the cost of resale materials, freight expenses to transport materials from a producing location to a distribution yard or facility (internal freight), third-party freight and delivery costs incurred by the Company and then billed to customers (external freight) and production overhead costs.

Generally, the significant components of cost of revenues for the aggregates product line are (1) labor and benefits; (2) depreciation, depletion and amortization; (3) internal freight; (4) repairs and maintenance; (5) external freight; (6) supplies; (7) energy; and (8) contract services. In 2025, these categories represented 86% of the aggregates product line's total cost of revenues.

Form 10-K ♦ Page 43

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Variable costs are expenses that fluctuate with the level of production volume, while fixed costs are expenses that do not vary based on production or sales volume. Production is the key driver in determining the levels of variable costs, as it affects the number of hourly employees and related labor hours. Further, components of energy, supplies and repairs and maintenance costs also increase in connection with higher production volumes. Aggregates production facilities typically do not operate on a continuous basis, which provides the ability to flex production costs in response to changes in demand.

Generally, when the Company invests capital in facilities and equipment, increased capacity and productivity reduce labor and repair costs serving to offset increased fixed depreciation costs. However, the increased productivity and related efficiencies may not be fully realized in a lower-demand environment, resulting in under-absorption of fixed costs.

Wage and benefit inflation as well as other increases in labor costs may be somewhat mitigated by enhanced productivity. During economic downturns, the Company reviews its operations and, where practical, temporarily idles certain sites. The Company then serves these markets with other open and proximate facilities. In certain markets, management can create production “super crews” that work on a rotating basis at various locations. For example, within a market, a crew may work three days per week at one operation and the other two workdays at another operation. This has allowed the Company to responsibly manage headcount in periods of lower product demand.

Typically, diesel fuel represents the single-largest component of energy costs for the Building Materials business. The average cost per gallon for continuing operations was $2.58 and $2.80 in 2025 and 2024, respectively. Changes in energy costs also affect the prices that the Company pays for related supplies, including explosives, conveyor belting and tires. Further, the Company’s contracts for shipping products on its rail and waterborne distribution network typically include provisions for escalations or reductions in the amounts paid by the Company if the price of fuel moves outside a stated range.

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

The long-haul distribution network can also diversify market risk for locations that engage in long-haul transportation of aggregates products. This is particularly true where a producing quarry both serves a local market and transports products via rail, water and/or truck to be sold and distributed in other markets. The risk of a downturn in one market may be somewhat mitigated by other distant markets served by the location.

Product shipments are moved by truck, rail and water through the Company’s long-haul distribution network. The Company’s rail network primarily serves its Texas, Southeast and Gulf Coast markets, while the Company’s Bahamas and Nova Scotia locations transport materials via oceangoing ships. The Company’s strategic focus includes acquiring distribution yards and port locations to offload transported material. As of December 31, 2025, the Company's distribution network consisted of 89 aggregates yards and 4 cement terminals. The cement terminals are classified as assets held for sale as of December 31, 2025.

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

The Company has agreements providing dedicated shipping capacity from its Bahamas and Nova Scotia operations to its coastal ports that expire in 2026 and 2027, respectively. These contracts of affreightment are take-or-pay contracts with minimum and maximum shipping requirements. The minimum requirements were met in 2025. There can be no assurance that such contracts will be renewed upon expiration or that terms will continue without significant increases.

Public infrastructure, historically the Company’s largest end-use market, is funded through a combination of federal, state and local sources

Transportation investments typically stimulate economic growth by creating jobs and enhancing mobility and access, which are priorities of many of the government’s economic plans. Public-sector transportation infrastructure projects are funded through a mix of federal, state and local sources. The current federal infrastructure legislation, the IIJ Act, provides annual funding for public-sector highway construction and includes spending authorizations, which represent the maximum financial obligation that will result from the immediate or future outlays of federal funds for highway and transit programs.

The federal government’s surface transportation programs are funded mostly through highway user taxes deposited into the Highway Trust Fund, which is divided into the Highway Account and the Mass Transit Account. Most of the Trust Fund’s revenue comes from the federal gas tax, taxes on certain other motor fuels, and interest on accumulated balances. Of the federal gas tax of $0.184 per gallon, which has remained unchanged since 1993, $0.15 is allocated to the Highway Account of the Highway Trust Fund.

Since most states are required to balance their budgets, reductions in revenues generally require a reduction in states’ expenditures. However, the impact of state revenue reductions on highway investment will vary depending on whether the monies come from dedicated revenue sources, such as highway user fees, or whether portions are paid for with general funds.

In addition to federal appropriations, each state typically funds its infrastructure investment from specifically allocated amounts collected from various user fees, typically gasoline taxes and vehicle fees. States have assumed a significantly larger role in funding infrastructure investment, including initiating special-purpose taxes and raising state gas taxes. Management believes that financing at the state and local levels, such as bond issuances, toll roads, vehicle miles-traveled fees and tax initiatives, will continue to grow and have a fundamental role in advancing infrastructure projects. State infrastructure investment generally leads to increased growth opportunities for the Company. The level of state public-works spending varies across the nation and is dependent upon individual state economies, therefore the degree to which the Company could be affected by a reduction or slowdown in infrastructure spending varies by state. The state economies of the Building Materials business’ ten-largest revenue-generating states may disproportionately affect the Company’s financial performance.

Governmental appropriations and expenditures are typically less interest-rate sensitive than private-sector spending. Obligations of federal funds are a leading indicator of highway construction activity in the United States. Before a state or local transportation department can solicit bids on an eligible construction project, it enters into an agreement with the Federal Highway Administration to obligate the federal government to pay its portion of the project cost. These Federal obligations are subject to annual funding appropriation reviews by Congress.

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

Capital investment decisions are driven by capital intensity of the Building Materials business and focus on land

The Company’s organic capital program is designed to leverage construction market growth by investing in both permanent and portable facilities across its operations. Over the course of an economic cycle, the Company typically invests organic capital at an annual level that approximates depreciation expense. At mid-cycle and during cyclical peaks, organic capital investment generally exceeds depreciation expense as the Company addresses current capacity requirements and positions itself for future growth. Conversely, during cyclical troughs, capital investment may be reduced. Regardless of the economic environment, the Company prioritizes capital investments that ensure safe, environmentally responsible, and efficient operations, allow delivery of the highest quality of customer service, and establish a strong foundation for future growth.

The Company is diligent in evaluating land opportunities, including potential new sites (greensites) and expansions of existing locations. Land purchases are usually opportunistic and may involve acquiring property adjacent to or near existing quarry locations. Such property can serve as buffer land or provide additional mineral reserves, assuming regulatory requirements are met and the underlying geology supports economical aggregates mining. In either instance, acquiring land around an existing quarry typically allows the expansion of the quarry footprint and extends its operating life.

Specialties Business

The Specialties business produces and sells dolomitic lime from its Woodville, Ohio facility and manufactures high-purity natural and synthetic magnesia-based products for environmental, industrial, agricultural, construction, consumer and specialty applications at its Manistee, Michigan; Woodville, Ohio; Gabbs, Nevada; Waynesville, North Carolina; Greendale, Indiana; and Aspers, Pennsylvania facilities. These magnesia-based products have varying uses, including flame retardants, wastewater treatment, pulp and paper production and other specialty applications. Dolomitic lime products sold to external customers are primarily used by the domestic steel industry as a fluxing agent, and in construction applications for soil stabilization, while the remaining lime shipments are used internally as a raw material for the manufacturing of synthetic magnesia-based products. On July 25, 2025, the Company acquired Premier Magnesia, LLC (Premier), a privately-owned producer and distributor of magnesia-based products, using cash on hand and credit-facility borrowings. Premier is the largest producer of natural magnesite and magnesium sulfate, or Epsom salt, in the United States. This transaction expands the Company's product offerings to new and existing customers and enhances the Specialties business.

# 2025 TOTAL REVENUES BY PRODUCT LINE AND INDUSTRY

*SPECIALTIES BUSINESS*

67%
Magnesia-Based Products
32%
Lime
1%
Stone
67%
Other Industries
33%
Steel Industry

*Source: Company data*

Form 10-K ♦ Page 46

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

With 33% of Specialties’ 2025 revenues related to products used in the steel industry, a portion of the segment’s revenues and profits is affected by production and inventory trends within the steel industry, which are guided by the rate of consumer consumption, the flow of offshore imports and other economic factors.

While revenues of the Specialties business were predominantly derived from domestic customers in 2025, financial results can be affected by foreign currency exchange rates, increasing transportation costs or weak economic conditions in foreign markets. To mitigate the short-term effect of currency exchange rates, foreign transactions are denominated in United States dollars.

A significant portion of the Specialties business’ costs is of a fixed or semi-fixed nature. The production process requires the use of natural gas, coal and petroleum coke; therefore, fluctuations in their pricing directly affect operating results. To help mitigate this risk, the Company has fixed-price agreements for 34% of its anticipated 2026 energy needs for coal, petroleum coke and natural gas. Given inherently high fixed costs, low-capacity utilization can negatively affect the segment’s results of operations, while providing a high degree of operating leverage in periods of high-capacity utilization. Management expects future organic profit growth to result from increased pricing, commercialization of new products, entry into new markets and optimization of overall product mix.

In 2025, direct production costs represented 82% of the Specialties business' total cost of revenues:

The Specialties business is highly dependent on rail transportation, particularly for movement of dolomitic lime from Woodville to Manistee, magnesite from Gabbs to processing plants in North Carolina, Indiana and Pennsylvania and direct customer shipments of dolomitic lime and magnesia products from Woodville, Manistee and Gabbs. The segment can be affected by the risks mentioned in the long-haul distribution discussion in the Building Materials Business’ Key Considerations section.

Environmental Regulation and Litigation

The expansion of the aggregates industry faces growing pressure from environmental and political groups seeking to influence the pace and direction of future development. Some environmental groups have identified specific municipalities, including areas within the Company’s markets, as targets for environmental and suburban growth control. The impact of these initiatives on the Company’s growth is typically localized, though their influence is expected to fluctuate over time. In addition, these special-interest groups increasingly promote rail and other transportation alternatives as solutions to mitigate road congestion and overcrowding.

The Company’s operations are subject to federal, state and local laws, rules and regulations relating to environmental protection, health and safety, and other regulatory matters. Certain operations may occasionally use substances classified as

Form 10-K ♦ Page 47

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

toxic or hazardous. To ensure compliance, the Company regularly monitors and reviews its operations, procedures and policies. Nevertheless, as with other entities engaged in similar businesses, environmental liability remains an inherent risk.

Environmental operating permits are, or may be, required for certain Company operations and are subject to modification, renewal or revocation. New permits are generally required when opening new sites or expanding existing operations, and the approval process can take several years. Moreover, land use, rezoning and special or conditional use permits are increasingly difficult to obtain. Once a permit is issued, the location is required to generally operate in accordance with the approved site plan.

The Clean Air Act (the Act), originally passed in 1963 and amended several times since, is the United States’ national air pollution control program that granted the United States Environmental Protection Agency (USEPA) authority to set limits on the level of various air pollutants. To meet National Ambient Air Quality Standards, a defined geographic area must maintain pollutant levels below established thresholds for six contaminants. Environmental groups have successfully challenged federal and certain state transportation departments under the Act, delaying highway construction in municipalities that are not in compliance.

The USEPA designates geographic areas as nonattainment areas when the level of air pollutants exceeds the national standard. Nonattainment areas receive deadlines to reduce air pollutants by instituting various control strategies or otherwise face fines or control by the USEPA. Included as nonattainment areas are several major metropolitan areas in the Company’s markets, such as Houston/Brazoria/Galveston, Texas; Dallas/Fort Worth, Texas; Bexar County in San Antonio/New Braunfels, Texas; Denver, Colorado; Boulder, Colorado; Fort Collins/Greeley/Loveland, Colorado; Baltimore, Maryland; Phoenix/Mesa, Arizona; Los Angeles-San Bernardino Counties, California; Los Angeles – South Coast Basin, California; San Diego County, California; San Francisco Bay Area, California; San Joaquin Valley, California; and Sacramento County, California. Federal transportation funding has been directly tied to compliance with the Clean Air Act.

Large emitters (facilities that release 25,000 metric tons or more per year) of greenhouse gases (GHG) must report GHG generation to comply with the USEPA’s Mandatory Greenhouse Gases Reporting Rule (GHG Rule). In 2025, the Company submitted annual reports in accordance with the GHG Rule relating to operations at its cement plant in Texas, as well as its Specialties facilities in Woodville, Ohio, and Manistee, Michigan, each of which emits certain GHGs, including carbon dioxide, methane and nitrous oxide. Should Congress enact additional legislation limiting GHG emissions, these operations will likely be subject to such legislation.

The Company believes that any increased operating costs or taxes related to GHG emission limitations at its cement or Woodville operations would be passed on to customers. The Manistee and Gabbs facilities may have to absorb extra costs due to the regulation of GHG emissions to maintain competitive pricing in its markets. The Company cannot reasonably predict the amount of those potential increased costs.

The Company is involved in certain legal and administrative proceedings that arise in the normal course of business. Based on currently available information, and in the opinion of management and counsel, it is remote that the ultimate resolution of any such litigation or proceedings, including those involving environmental matters, relating to the Company and its subsidiaries, will have a material adverse effect on the overall results of the Company’s operations, cash flows or financial position.

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

Form 10-K ♦ Page 48

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated operating results and certain operating results as a percentage of revenues are as follows:

years ended December 31 (in millions, except for % of revenues)	2025	% of Revenues	2024	% of Revenues	2023	% of Revenues
Revenues	$6,150	100	$5,662	100	$5,851	100
Cost of revenues	4,261	69	4,026	71	4,106	70
Gross Profit	1,889	31	1,636	29	1,745	30
Selling, general and administrative expenses	443	7	429	8	425	7
Acquisition, divestiture and integration expenses	15		50		12
Other operating income, net	(6)		(1,322)		(25)
Earnings from Operations	1,437	23	2,479	44	1,333	23
Interest expense	230		169		165
Other nonoperating income, net	(19)		(56)		(58)
Earnings from continuing operations before income tax expense	1,226		2,366		1,226
Income tax expense	236		550		234
Earnings from continuing operations	990	16	1,816	32	992	17
Earnings from discontinued operations, net of income tax expense	147		180		178
Consolidated net earnings	1,137		1,996		1,170
Less: Net earnings attributable to noncontrolling interests	—		1		1
Net Earnings Attributable to Martin Marietta	$1,137	18	$1,995	35	$1,169	20

Form 10-K ♦ Page 49

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

The following table presents revenues for the Company and its reportable segments by product line for continuing operations:

years ended December 31
(in millions)	2025	2024	2023
Building Materials business:
East Group:
Aggregates	$3,065	$2,787	$2,593
Other Building Materials	156	184	199
Less: interproduct revenues	(27)	(30)	(29)
East Group Total	3,194	2,941	2,763
West Group:
Aggregates	1,939	1,727	1,709
Other Building Materials	836	894	1,280
Less: interproduct revenues	(260)	(220)	(216)
West Group Total	2,515	2,401	2,773
Total Building Materials business	5,709	5,342	5,536
Specialties	441	320	315
Total	$6,150	$5,662	$5,851

Gross Profit

The following table presents gross profit (loss) and gross margin data for the Company by product line for continuing operations:

	2025		2024		2023
years ended December 31 (dollars in millions)	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Building Materials business:
Aggregates	$1,677	34%	$1,449	32%	$1,378	32%
Other Building Materials	98	10%	119	11%	267	18%
Total Building Materials business	1,775	31%	1,568	29%	1,645	30%
Specialties	137	31%	107	33%	97	31%
Corporate	(23)	NM	(39)	NM	3	NM
Total	$1,889	31%	$1,636	29%	$1,745	30%

The increase in Building Materials business gross profit from 2024 to 2025 was driven by higher organic shipments, continued strength in aggregates pricing that exceeded increased production costs, and contributions from acquired locations, partially offset by declines in other building materials. The decrease in Building Materials business gross profit in 2024 compared with 2023 was primarily due to the February 2024 divestiture of the South Texas cement plant and related ready mixed concrete operations (the Divestiture) as well as the $20 million Inventory Markup charge (the Inventory Markup) associated with the April 2024 acquisition of 20 active aggregates operations from affiliates of Blue Water Industries LLC (BWI Southeast). These factors were partially offset by pricing gains across all product lines and lower energy costs. Aggregates gross profit increased in 2024, as contributions from acquired operations and pricing growth more than offset lower shipments and the Inventory Markup.

Specialties gross profit increased in 2025 compared with 2024 because of strong organic performance, underscored by pricing gains, higher shipments and effective cost management, as well as partial-year contributions from the Premier acquisition. The increase in gross profit in 2024 compared with 2023 in Specialties was driven by pricing gains in both the lime and magnesia product lines, coupled with lower energy costs, which more than offset lower shipments.

Corporate gross profit includes intercompany royalty and rental revenues and expenses; depreciation and amortization for corporate owned assets; and unallocated operational expenses excluded from the Company’s evaluation of business segment performance.

Form 10-K ♦ Page 50

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Building Materials. Aggregates shipments increased 3.8% to 198.5 million tons in 2025 compared with 2024, driven by more normalized weather patterns in the Southeast and Texas, strong infrastructure and nonresidential demand, and shipments from acquired operations. During 2025, aggregates shipments to the infrastructure end use market increased 5%, nonresidential shipments increased 6% and residential end use shipments declined 1%. Aggregates pricing continued to improve, increasing 6.9% year over year.

Aggregates shipments decreased 3.8% to 191.1 million tons in 2024 compared with 198.8 million tons in 2023, reflecting the Company's value-over-volume pricing strategy, unfavorable weather and softer residential, warehouse and manufacturing demand, partially offset by shipments from acquired operations. During 2024, aggregates shipments to the infrastructure, nonresidential and residential end-use markets decreased 2%, 4% and 5%, respectively, compared with 2023. Aggregates pricing increased 9.9% driven by the cumulative effect of pricing actions taken in 2023 and 2024.

Other Building Materials revenues decreased 8% in 2025 to $992 million, and gross profit decreased 18% to $98 million, reflecting slightly lower asphalt pricing, reduced paving revenues following the April 2025 divestiture of the California paving operations, and higher production costs. In 2024, Other Building Materials reported 2024 revenues of $1.1 billion and gross profit of $119 million. Results for 2024 reflect lower ready mixed concrete and cement shipments compared with 2023, primarily due to the Divestiture. Asphalt shipments in 2024 also declined versus 2023, driven by unfavorable weather and softer market demand. Asphalt and paving gross profit decreased in 2024 versus 2023, due to lower shipments and general inflationary impacts that more than offset pricing gains and lower asphalt cement raw material costs.

Specialties. In 2025, Specialties reported revenues of $441 million and gross profit of $137 million, increases of 38% and 29%, respectively, compared with 2024. The profitability increase in 2025 reflects pricing gains in both the lime and magnesia heritage product lines and contributions from acquired operations.

In 2024, Specialties reported revenues of $320 million and gross profit of $107 million, up 2% and 10%, respectively, from 2023. The increase in 2024 profitability reflects pricing gains in both the lime and magnesia product lines and lower energy costs, which more than offset the impact of lower shipments.

Selling, General and Administrative Expenses

SG&A expenses for 2025, 2024 and 2023 were 7.2%, 7.6% and 7.3% of revenues, respectively.

Other Operating Income, Net

Other operating income, net, represented income of $6 million in 2025, $1.3 billion in 2024 and $25 million in 2023. The 2025 amount included $18 million of gains on land sales, which were offset by a $21 million pretax asset and portfolio rationalization charge (2025 Rationalization Charge; see Note R to the consolidated financial statements). The 2024 amount included a $1.3 billion pretax gain on the Divestiture and $28 million of gains on land sales, which were partially offset by a $50 million pretax asset and portfolio rationalization charge (2024 Rationalization Charge; see Note R to the consolidated financial statements). In 2023, other operating income, net, included $20 million of gains on land sales.

Earnings from Operations

Consolidated earnings from operations were $1.4 billion, $2.5 billion, $1.3 billion in 2025, 2024 and 2023, respectively. The 2024 amount included a $1.3 billion pretax gain on the Divestiture.

Interest Expense

Interest expense was $230 million in 2025, $169 million in 2024 and $165 million in 2023. The 2025 increase in expense reflects interest on the $1.5 billion of publicly traded bonds issued in November 2024.

Other Nonoperating Income, Net

Consolidated other nonoperating income, net, was $19 million in 2025, $56 million in 2024 and $58 million in 2023, inclusive of interest income of $10 million, $40 million and $47 million, respectively.

Form 10-K ♦ Page 51

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Tax Expense

The Company’s estimated effective income tax rate for continuing operations for the years ended December 31, 2025, 2024 and 2023 was 19.2%, 23.2% and 19.1%, respectively. The higher 2024 effective income tax rate versus 2025 and 2023 was driven by the impact of the Divestiture, which included the write-off of certain nondeductible goodwill. For further information, see Note I to the consolidated financial statements.

Discontinued Operations

In connection with the pending QUIKRETE transaction, the financial results of the Company's Midlothian cement plant, related cement terminals and Texas ready mixed concrete plants are reported as discontinued operations for all periods presented. Additionally, in 2023, the financial results of the Company's California cement businesses and certain California ready mixed concrete operations were reported as discontinued operations through their respective 2023 divestiture dates. The collective businesses generated net earnings of $147 million, or $2.43 per diluted share in 2025, $180 million, or $2.91 per diluted share in 2024, and $178 million, or $2.86 per diluted share in 2023.

Net Earnings and Earnings Per Diluted Share from Continuing Operations Attributable to Martin Marietta

Net earnings from continuing operations attributable to Martin Marietta were $990 million, or $16.34 per diluted share, for 2025; $1.8 billion, or $29.50 per diluted share, for 2024; and $991 million, or $15.96 per diluted share, for 2023. Results for 2025 include after-tax charges of $29 million, or $0.47 per diluted share related to the 2025 Rationalization Charge, acquisition, divestiture and integration expenses, and the Inventory Markup associated with the Premier acquisition (see Note B to the consolidated financial statements). Results for 2024 include an after-tax gain of $892 million, or $14.49 per diluted share, from the gain on the Divestiture, offset by the 2024 Rationalization Charge, the Inventory Markup, and after-tax acquisition, divestiture and integration expenses related to the BWI Southeast acquisition and the Divestiture.

Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Consolidated Adjusted EBITDA

Earnings from continuing operations before interest; income taxes; depreciation, depletion and amortization; earnings/loss from nonconsolidated equity affiliates; acquisition, divestiture and integration expenses; the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting (Inventory Markup); nonrecurring gain/loss on divestiture; and asset and portfolio rationalization charges, or Adjusted EBITDA from continuing operations, is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. The Company has elected to add back, for purposes of its Adjusted EBITDA from continuing operations calculation, acquisition, divestiture and integration expenses and the Inventory Markup only for transactions with consideration of at least $2.0 billion for the Building Materials business or $200 million for the Specialties business.

Adjusted EBITDA from discontinued operations includes the adjustments described above for discontinued operations only. Consolidated Adjusted EBITDA includes the adjustments described above for both continuing and discontinued operations.

Adjusted EBITDA from continuing operations, Adjusted EBITDA from discontinued operations and Consolidated Adjusted EBITDA (Adjusted EBITDA measures) are not defined by U.S. generally accepted accounting principles (GAAP) and, as such, should not be construed as an alternative to net earnings attributable to Martin Marietta, earnings from operations or operating cash flow. Because all Adjusted EBITDA measures exclude some, but not all, items that affect net earnings and may vary among businesses, the Adjusted EBITDA measures as presented by the Company may not be comparable to similarly titled measures of other companies.

Form 10-K ♦ Page 52

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents a reconciliation of net earnings from continuing operations attributable to Martin Marietta to Adjusted EBITDA from continuing operations:

years ended December 31
(in millions)	2025	2024	2023
Net earnings from continuing operations attributable to Martin Marietta	$990	$1,815	$991
Add back (deduct):
Interest expense, net of interest income	220	128	119
Income tax expense for controlling interests	236	549	234
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	581	500	449
Acquisition, divestiture and integration expenses	12	40	12
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	5	20	—
Nonrecurring gain on divestiture	—	(1,331)	—
Asset and portfolio rationalization charges	21	50	—
Adjustments to net earnings from continuing operations attributable to Martin Marietta	1,075	(44)	814
Adjusted EBITDA from continuing operations	$2,065	$1,771	$1,805

The following table presents a reconciliation of earnings from discontinued operations, net of income tax expense, to Adjusted EBITDA from discontinued operations:

years ended December 31
(in millions)	2025	2024	2023
Earnings from discontinued operations, net of income tax expense	$147	$180	$178
Add back:
Income tax expense for discontinued operations	42	51	48
Depreciation, depletion and amortization expense from discontinued operations	43	64	56
Acquisition, divestiture and integration expenses for discontinued operations	5	—	7
Nonrecurring loss on divestitures for discontinued operations	—	—	25
Adjustments to earnings from discontinued operations, net of income tax expense	90	115	136
Adjusted EBITDA from discontinued operations	$237	$295	$314

The following tables presents a reconciliation of consolidated net earnings attributable to Martin Marietta to Consolidated Adjusted EBITDA:

years ended December 31
(in millions)	2025	2024	2023
Consolidated net earnings attributable to Martin Marietta	$1,137	$1,995	$1,169
Add back (Deduct):
Adjustments to net earnings from continuing operations attributable to Martin Marietta	1,075	(44)	814
Adjustments to earnings from discontinued operations, net of income tax expense	90	115	136
Consolidated Adjusted EBITDA	$2,302	$2,066	$2,119

Form 10-K ♦ Page 53

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Cash Flows

Cash flow information for the Company is as follows:

years ended December 31 (in millions)	2025	2024	2023
Cash Provided by Operating Activities:
Continuing operations	$1,598	$1,227	$1,307
Discontinued operations	187	232	221
	$1,785	$1,459	$1,528

Cash (Used for) Provided by Investing Activities:
Continuing operations	$(1,507)	$(2,326)	$185
Discontinued operations	(81)	(118)	274
	$(1,588)	$(2,444)	$459

Cash (Used for) Provided by Financing Activities:
Continuing operations	$(794)	$379	$(1,058)
Discontinued operations	(6)	(6)	(6)
	$(800)	$373	$(1,064)

Operating Activities

The Company’s primary source of liquidity is cash generated from operating activities. Operating cash flow is substantially derived from consolidated net earnings before deducting depreciation, depletion and amortization and the impact of changes in working capital requirements. In 2024, operating cash flow for continuing operations also reflected higher tax payments related to the taxable gain on the Divestiture. Total cash provided by operations was $1.8 billion in 2025, $1.5 billion in 2024 and $1.5 billion in 2023.

The Internal Revenue Service granted disaster-related tax relief for North Carolina businesses affected by Hurricanes Debby and Helene, allowing the Company to defer estimated federal and certain state income, payroll and excise tax payments for the period from August 2024 through September 2025. The deferred taxes were paid on September 25, 2025. For the year ended December 31, 2024, operating cash flow for continuing operations benefited from this deferral.

Investing Activities

Total net cash used for investing activities was $1.6 billion in 2025 and $2.4 billion in 2024 and total net cash provided by investing activities was $459 million in 2023.

Total cash paid for property, plant and equipment additions was $807 million in 2025, $855 million in 2024 and $650 million in 2023, which included $89 million, $100 million, and $102 million in 2025, 2024 and 2023, respectively, for discontinued operations. The 2024 amount for continuing operations included the purchase of land, aggregates reserves and processing plants in Southern California.

Total pretax proceeds from divestitures and sales of assets were $38 million in 2025, $2.2 billion in 2024 and $427 million in 2023. The 2024 amount for continuing operations included proceeds from the Divestiture. The 2023 amount for discontinued operations included the proceeds from the divestitures of the Company's Tehachapi, California cement plant and Stockton, California cement import terminal.

In 2025, the Company used available liquidity to fund the July 2025 acquisition of Premier Magnesia, LLC. On April 5, 2024, the Company used $2.05 billion of cash on hand to fund the BWI Southeast acquisition. Subsequently, the Company used available liquidity to fund the South Florida aggregates acquisition in October 2024 and the West Texas aggregates acquisition in December 2024. In 2024, net cash used for investing activities for discontinued operations included the acquisition of several ready mixed concrete plants in North and West Texas.

Form 10-K ♦ Page 54

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2023, net cash provided by investing activities for continuing operations included $700 million in proceeds from the sale of restricted investments, which the Company had invested during 2022 and used to repay discharged debt and related interest in 2023.

Financing Activities

Total net cash used for financing activities was $800 million in 2025 and $1.1 billion in 2023 and net cash provided by financing activities was $373 million in 2024. In December 2025, the Company repaid the $125 million of 7% Debentures that matured by their own terms. Additionally, during 2025, the Company borrowed $640 million and repaid $610 million on its short-term facilities. In November 2024, the Company issued $1.5 billion of publicly traded debt and used the proceeds to repay short-term credit facility borrowings and for general corporate purposes. Also, in July 2024, the Company repaid the $400 million of 4.250% Senior Notes that matured by their own terms. In 2023, the Company repaid $700 million of discharged debt and related interest using restricted investments made in 2022.

For the years ended December 31, 2025, 2024 and 2023, the Board of Directors approved total cash dividends on the Company’s common stock of $3.24 per share, $3.06 per share and $2.80 per share, respectively. Total cash dividends paid were $197 million in 2025, $189 million in 2024 and $174 million in 2023.

During 2025, the Company repurchased 0.9 million shares of its common stock for a total cost of $450 million. During 2024, the Company repurchased 0.8 million shares of its common stock for a total cost of $450 million. During 2023, the Company repurchased 0.4 million shares of its common stock for a total cost of $150 million. In 2025, 2024 and 2023, the average cost of the repurchases was $494.04 per share, $572.70 per share and $393.16, respectively.

Capital Structure and Resources

Long-term debt was $5.3 billion at December 31, 2025, and was predominately in the form of publicly-issued long-term notes.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 16, 2026. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. There was $30 million outstanding on the Trade Receivable Facility as of December 31, 2025.

The Company has an $800 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2030. There were no outstanding borrowings on the Revolving Facility as of December 31, 2025. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter. The Company may exclude from the Ratio certain debt incurred in connection with qualifying acquisitions during the current quarter or the three preceding quarters, provided that the Ratio calculated without such exclusion does not exceed 4.00x. In addition, if there are no outstanding borrowings under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio and other requirements under the Revolving Facility at December 31, 2025.

Pursuant to authority granted by its Board of Directors, the Company may repurchase up to 20 million shares of common stock. As of December 31, 2025, the Company had 11.0 million shares remaining under the repurchase authorization. Future share repurchases are at management's discretion.

At December 31, 2025, the Company had $67 million in unrestricted cash and short-term investments that are considered cash equivalents. Cash and cash equivalents are managed to ensure short-term operating cash needs are met while efficiently deploying excess funds. The Company’s investments in bank funds generally exceed the FDIC insurance limit.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise and allow for payment of dividends for the foreseeable future. Borrowings under the Revolving Facility are unsecured and may be used for general corporate purposes. The Company’s ability to borrow or issue securities is dependent upon, among other things, prevailing economic, financial and market conditions. At December 31, 2025, the Company had $1.2 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility.

Form 10-K ♦ Page 55

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is exposed to credit markets through the interest cost related to borrowings under its Revolving Facility and Trade Receivable Facility.

Contractual and Off-Balance Sheet Obligations

The Company has retirement benefits related to pension plans. At December 31, 2025, the fair value of the qualified pension plans’ assets exceeded the projected benefit obligation by $487 million. The Company does not plan to make any voluntary contributions to the qualified pension plans during 2026. Any contributions beyond 2026 are currently undeterminable and will depend on the investment return on the related pension assets. At December 31, 2025, the Company had a total obligation of $103 million related to unfunded nonqualified pension plans and expects to make contributions of $25 million to these plans in 2026.

In connection with normal, ongoing operations, the Company enters into market-rate leases for property, plant and equipment and royalty commitments principally associated with leased land and mineral reserves. Additionally, the Company enters into equipment rentals to meet shorter-term, nonrecurring and intermittent needs. At December 31, 2025, the Company had $392 million in operating lease obligations and $314 million in finance lease obligations, representing the present value of future payments, which include $22 million of lease obligations classified as held for sale. The imputed interest on operating and finance lease obligations was $268 million. Management anticipates that, in the ordinary course of business, the Company will enter into additional royalty agreements for land and mineral reserves during 2026. As permitted, short-term leases are excluded from Accounting Standards Codification 842, Leases (ASC 842) requirements and future noncancelable obligations for these leases as of December 31, 2025 are immaterial.

As of December 31, 2025, future interest payable on the Company’s publicly-traded debt through the various maturity dates was $3.2 billion. The Company had obligations related to a contract of affreightment not accounted for as a lease, and royalty agreements, totaling $35 million and $169 million, respectively, as of December 31, 2025. The Company had purchase commitments for property, plant and equipment of $119 million as of December 31, 2025 and other purchase obligations related to energy and service contracts totaling $154 million as of December 31, 2025. Of the total contractual purchase commitments, $14 million was for the Company's Texas cement business and related ready mixed concrete operations that are classified as assets held for sale as of December 31, 2025.

The Company invests in renewable energy investment entities which qualify for tax credits and other tax benefits. As of December 31, 2025, the Company has committed to an additional $51 million of tax equity investments related to renewable energy tax credit projects. These amounts are expected to be paid in 2026 and are recorded in the Unpaid commitments to limited liability companies line item on the consolidated balance sheet.

Contingent Liabilities and Commitments

The Company has entered into standby letter of credit agreements relating to certain insurance claims, contract performance and permit requirements. At December 31, 2025, the Company had contingent liabilities guaranteeing its own performance under these outstanding letters of credit of $34 million.

In the normal course of business, at December 31, 2025, the Company was contingently liable for $850 million in surety bonds, which guarantee its own performance and are required by certain states and municipalities and their related agencies. The Company has indemnified the underwriting insurance companies against any exposure under the surety bonds. In the Company’s experience, no material claims have been made against these financial instruments.

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

Business Combinations – Allocation of Purchase Price

The Company’s Board of Directors and management regularly review long-term strategic plans, including potential investments in value-added acquisitions of related or similar businesses which would increase the Company’s market presence and/or are related to the Company’s existing markets. When an acquisition is completed, the Company’s consolidated statements of earnings include the operating results of the acquired business starting from the date of acquisition, which is the date control is obtained. The purchase price is determined based on the fair value of assets and equity interests transferred to the seller and any future obligations to the seller as of the date of acquisition.

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

Impairment Review of Goodwill

Goodwill is tested annually for impairment by comparing a reporting unit’s fair value to its carrying value. Interim impairment reviews are performed if facts and circumstances arise that indicate a potential impairment. The goodwill impairment assessment is a critical accounting estimate because goodwill (excluding any goodwill allocated to assets held for sale) represented 19% of the Company’s total assets at December 31, 2025; the review requires management to apply judgment and make key assumptions; and an impairment charge could be material to the Company’s financial condition and results of operations.

As part of any qualitative assessment, or Step-0 analysis, the Company evaluates macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other business or reporting unit-specific events that could impact the fair values of its reporting units.

For reporting units evaluated using a qualitative assessment, or Step-1 analysis, the Company calculates its reporting units' fair values using both an income and market approach. The income approach determines fair values based on discounted cash flow models whereas the market approach involves the application of revenues and EBITDA multiples of comparable companies. Significant assumptions used in the Company's discounted cash flow model include management’s estimates of changes in average selling price, shipment volumes and production costs as well as assumptions of future profitability, capital requirements, discount rates and a terminal growth rate. Price, cost and volume assumptions are based on various factors, including historical averages, current forecasts, external sources, and market conditions, while also considering any production capacity constraints.

Future profitability and capital requirements are, by their nature, estimates. Capital requirements include maintenance-level needs and known efficiency- and capacity-increasing investments. The calculation of a reporting unit's discount rate includes the following components, which are primarily based on published sources: equity risk premium, historical beta, risk-free interest rate, size premium and borrowing rate. To assess the reasonableness of the reporting units' fair values, the Company compares the total of the reporting unit fair values to its market capitalization.

Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. Further, mineral reserves, which represent underlying assets producing the reporting units’ cash flows for the aggregates product line, are depleting assets by their nature. Any potential impairment charges from future evaluations represent a risk to the Company.

For the 2025 annual impairment evaluation, the Company performed a Step-0 analysis for all reporting units, except for its West Division, as of October 1, 2025 and concluded that it is more-likely-than-not that each of these reporting units’ fair value exceeded its carrying value. The Company performed a Step-1 analysis for its West Division and determined its fair value exceeded its carrying value. For sensitivity purposes, a 100‐basis‐point increase in the discount rate, holding all other assumptions constant, would still result in the West Division passing the Step‐1 analysis.

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

Management believes the selection of assumptions related to the annual pension expense and related projected benefit obligation is a critical accounting estimate due to the high degree of volatility in the expense and obligation dependent on selected assumptions. The key assumptions include the discount rate, rate of increase in future compensation levels, expected long-term rate of return on pension plan assets, mortality table and mortality improvement scale.

Management’s selection of the discount rate is based on an analysis that estimates the current rate of return for high-quality, fixed-income investments with maturities matching the payment of pension benefits that could be purchased to settle the obligations. The Company selected a hypothetical portfolio of high-quality corporate bonds with maturities that match the benefit obligations to determine the discount rate. At December 31, 2025, the Company selected a discount rate assumption of 5.97%, a 3-basis-point decrease compared with the December 31, 2024 assumption. Of the four key assumptions, the discount rate is generally the most volatile and sensitive estimate. Accordingly, a change in this assumption can have a significant impact on the annual pension expense and the projected benefit obligation.

Management’s selection of the rate of increase in future compensation levels, which reflects cost of living adjustments and merit and promotion increases, is generally based on the Company’s historical increases in pensionable earnings, while considering any future expectations. A higher rate of increase results in higher pension expense and a higher projected benefit obligation. The assumed long-term rate of increase is 4.50%.

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

At December 31, 2025 and 2024, the Company estimated the remaining lives of participants in the pension plans using the Society of Actuaries’ Pri-2012 Base Mortality Table. The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants, both adjusted to reflect the historical experience of the Company’s participants and a geospatial mortality analysis. The Company selected the MP-2020 scale for mortality improvement at December 31, 2025 and 2024.

Form 10-K ♦ Page 59

Part II ♦ Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Assumptions are selected on December 31 to calculate the succeeding year’s expense. The assumptions selected at December 31, 2025 are as follows:

Discount rate	5.97%
Rate of increase in future compensation levels	4.50%
Expected long-term rate of return on assets	6.75%
Average remaining service period for participants	9 years
Mortality Tables:
Base Table	Pri-2012
Mortality Improvement Scale	MP-2020

Using these assumptions, the Company's pension benefit obligation as of December 31, 2025 was $1.0 billion and 2026 pension expense is expected to be approximately $19 million based on current demographics and structure of the plans. Changes in the underlying assumptions would have the following estimated impact on the obligation and expected expense:

•
A 25-basis-point change in the discount rate would have changed the December 31, 2025 pension benefit obligation by approximately $30 million.
•
A 25-basis-point change in the discount rate would not materially change the 2026 expected expense.
•
A 25-basis-point change in the expected long-term rate of return on assets would change the 2026 expected expense by approximately $3 million.

The Company made pension plan and SERP contributions of $42 million in 2025 and $281 million during the five-year period ended December 31, 2025. In total, the Company’s pension plans are overfunded (fair value of plan assets exceeds the projected benefit obligation) by $384 million at December 31, 2025. The Company expects to make pension plan and SERP contributions of $25 million in 2026, none of which is voluntary.

For additional information about pension benefit obligation and pension expense, see Note J to the consolidated financial statements.

Estimated Effective Income Tax Rate

The Company determines its provision for income taxes using the liability method. Under this approach, the annual income tax provision reflects estimates of the current liability for income taxes, estimates of the tax effect of financial reporting versus tax basis differences using statutory income tax rates and management’s judgment with respect to any valuation allowances on deferred tax assets and accruals for uncertain tax positions. The result is management’s estimate of the annual effective tax rate (the ETR).

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

Property, Plant and Equipment

Property, plant and equipment, net, represented 55% of total assets at December 31, 2025. Useful lives of the assets can vary depending on factors, including production levels, geographic location, portability and maintenance practices. Additionally, climate and inclement weather can reduce the useful life of an asset. Historically, the Company has not recognized significant losses on the disposal or retirement of fixed assets.

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

The quality of reserves within a deposit can vary. Construction contracts, for the infrastructure market in particular, include specifications related to the properties of the aggregates material. If a limiting characteristic in the deposit is discovered, the aggregates material may not meet the required specifications. Although it is possible that the aggregates material can still be used for non-specification uses, this can have an adverse impact on the Company’s ability to serve certain customers or the Company’s profitability. In addition, other factors can arise that influence the Company’s ability to develop reserves, including geological occurrences, mining practices, environmental requirements and zoning ordinances.

In determining the amount of reserves, evaluations are completed by or under the supervision of a qualified person using industry best practices and internal controls defined by the Company. The designations the Company uses for reserve categories and those recognized by the aggregate industry are summarized as follows:

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

These forward-looking statements are subject to risks and uncertainties, and are based on assumptions that may be materially different from actual results, and include, but are not limited to:

•
The Company's ability to address challenges, including shipment declines caused by economic and weather events beyond its control;
•
A widespread decline in aggregates pricing, including reduced shipment volume negatively affecting price;
•
The termination, capping, reduction or suspension of federal and/or state fuel tax(es) or other revenue related to public construction;
•
The impact of the Administration on the availability and timing of federal and state infrastructure investment;
•
The level and timing of federal, state or local transportation or infrastructure or public projects funding, including any issues arising from such budgets, particularly in Texas, North Carolina, Colorado, California, Georgia, Florida, South Carolina, Arizona, Iowa and Minnesota;
•
The United States Congress’ inability to reach agreement among themselves or with the Executive Branch of the United States Federal government on policy affecting the federal budget;
•
The ability of states and/or other entities to finance approved projects through tax revenues or alternative financing;
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
•
Volatility of fuel and energy costs, including diesel, electricity, natural gas and consumables, like steel, explosives, tires and conveyor belts, as well as natural gas for the Company’s Specialties business;
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
•
Transportation availability and investment in rail infrastructure impacting the movement of materials especially to the Company’s Texas, Southeast and Gulf Coast markets, including the movement of essential dolomitic lime to the Company’s Specialties plant in Manistee, Michigan and its customers and the movement of magnesite from its Specialties' Gabbs, Nevada facility to processing plants in North Carolina, Indiana and Pennsylvania and its customers;
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

The Company’s principal business serves customers in construction markets. This concentration could increase the risk of potential losses on customer receivables; however, payment bonds normally posted on public projects, together with lien rights on private projects, mitigate the risk of uncollectible receivables. The level of demand in the Company’s end-use markets, production levels and the management of production costs will affect the operating leverage of the Building Materials business and, therefore, profitability. Production costs in the Building Materials business are also sensitive to energy and raw material prices, both directly and indirectly. Diesel fuel, natural gas, coal and other consumables change production costs directly through consumption or indirectly by increased energy-related input costs, such as steel, explosives, tires and conveyor belts. Fluctuating diesel fuel pricing also affects transportation costs, primarily through fuel surcharges in the Company’s long-haul distribution network. The Specialties business is sensitive to changes in domestic steel capacity utilization as well as the absolute price and fluctuation in the cost of natural gas.

Transportation in the Company’s long-haul network, particularly the supply of railcars and locomotive power and condition of rail infrastructure to move trains, affects the Company’s efficient transportation of aggregates products in certain markets, most notably Texas, the Southeast and the Gulf Coast. In addition, availability of railcars and locomotives affects the Company’s movement of essential dolomitic lime for magnesia chemicals to both the Company’s plant in Manistee, Michigan, and its customers as well as the movement of magnesite from the Company's Gabbs, Nevada facility to processing plants in North Carolina, Indiana and Pennsylvania and its customers. The availability of trucks, drivers and railcars to transport the Company’s products, particularly in markets experiencing high growth and increased demand, is also a risk and pressures the associated costs.

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

You should consider these forward-looking statements in light of risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and other filings made with the SEC. All of the Company’s forward-looking statements should be considered in light of these factors. In addition, other risks and uncertainties not presently known to the Company or that the Company considers immaterial could affect the accuracy of its forward-looking statements, or adversely affect or be material to the Company. All forward-looking statements are made as of the date of filing or publication and we assume no obligation to update any such forward-looking statements.

Form 10-K ♦ Page 64

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

Demand in the nonresidential and residential construction markets, which combined accounted for 58% of the Company's 2025 aggregates shipments, is affected by interest rates. While the Federal Reserve lowered the benchmark federal funds rate 75 basis points in 2025, the federal funds rate remains above the current rate of inflation, resulting in continued restrictive monetary policy.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities

At December 31, 2025, the Company had an $800 million Revolving Facility and a $400 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on variable-rate borrowings of $30 million, which was the collective outstanding balance at December 31, 2025, would not increase annual interest expense by a material amount.

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

Energy Costs

Energy costs, including diesel fuel, natural gas, electricity, coal and petroleum coke, represent significant production costs of the Company. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The Specialties business has varying fixed-price agreements for a portion of its future energy requirements. A hypothetical 10% change in the Company’s energy prices in 2026 as compared with 2025, assuming constant volumes, would change 2026 energy expense for continuing operations by $29 million.

Form 10-K ♦ Page 65

Part II ♦ Item 8 – Financial Statements and Supplementary Data

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of Responsibility and Management’s Report on Internal Control over Financial Reporting

Management’s Statement of Responsibility

The management of Martin Marietta Materials, Inc. (the Company or Martin Marietta) is responsible for the consolidated financial statements, the related financial information contained in this Form 10-K and the establishment and maintenance of adequate internal control over financial reporting. The consolidated balance sheets for Martin Marietta, at December 31, 2025 and 2024, and the related consolidated statements of earnings, comprehensive earnings, total equity and cash flows for each of the three years in the period ended December 31, 2025, include amounts based on estimates and judgments and have been prepared in accordance with accounting principles generally accepted in the United States applied on a consistent basis.

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

Management’s Report on Internal Control over Financial Reporting

The management of Martin Marietta is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on management’s assessment under the 2013 framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Management has excluded the internal control over financial reporting of Premier Magnesia, LLC from its assessment of the Company’s internal control over financial reporting as of December 31, 2025, because this business was acquired by the Company in a purchase business combination during 2025 and has not been integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. The excluded elements represent controls for $114 million of consolidated assets and $107 million of consolidated revenues as of and for the year ended December 31, 2025.

The consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose report appears on the following pages.

C. Howard Nye, Chair, President and Chief Executive Officer	Michael J. Petro, Senior Vice President and Chief Financial Officer

February 19, 2026

Form 10-K ♦ Page 67

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Martin Marietta Materials, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Martin Marietta Materials, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, and the related consolidated statements of earnings, of comprehensive earnings, of total equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Premier Magnesia, LLC from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Premier Magnesia, LLC from our audit of internal control over financial reporting. Premier Magnesia, LLC is a wholly-owned subsidiary whose total consolidated assets and total consolidated revenues excluded from management’s assessment and our audit of internal control over financial reporting represent $114 million and $107 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Valuation of the Projected Benefit Obligation - Defined Benefit Pension Plans

As described in Note J to the consolidated financial statements, the Company’s net projected benefit obligation for defined benefit pension plans was $1,008 million as of December 31, 2025. As disclosed by management, annually, as of December 31, management remeasures the defined benefit pension plans’ projected benefit obligation based on the present value of the projected future benefit payments to all participants for services rendered to date, reflecting expected future pay increases through the participants’ expected retirement dates. The key assumptions used by management to estimate the projected benefit obligation include the discount rate, rate of increase in future compensation levels, mortality table and mortality improvement scale. The principal considerations for our determination that performing procedures relating to the valuation of the projected benefit obligation for the defined benefit pension plans is a critical audit matter are the (i) significant judgment by management when developing the estimate of the projected benefit obligation for the defined benefit pension plans; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the projected benefit obligation for the defined benefit pension plans. These procedures also included, among others (i) testing the completeness and accuracy of the underlying data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate of the projected benefit obligation for the defined benefit pension plans by (a) evaluating the appropriateness of management’s actuarial methodologies; (b) developing an independent range of the discount rate and comparing management's selected discount rate to the independently developed range to evaluate the reasonableness of management’s discount rate assumption; and (c) assessing the consistency of management’s actuarial methodologies period-over-period.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 19, 2026

We have served as the Company’s auditor since 2016.

Form 10-K ♦ Page 69

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Financial Statements

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Earnings

years ended December 31 (in millions, except per share data)	2025	2024	2023
Revenues	$6,150	$5,662	$5,851
Cost of revenues	4,261	4,026	4,106
Gross Profit	1,889	1,636	1,745
Selling, general and administrative expenses	443	429	425
Acquisition, divestiture and integration expenses	15	50	12
Other operating income, net	(6)	(1,322)	(25)
Earnings from Operations	1,437	2,479	1,333
Interest expense	230	169	165
Other nonoperating income, net	(19)	(56)	(58)
Earnings from continuing operations before income tax expense	1,226	2,366	1,226
Income tax expense	236	550	234
Earnings from continuing operations	990	1,816	992
Earnings from discontinued operations, net of income tax expense	147	180	178
Consolidated net earnings	1,137	1,996	1,170
Less: Net earnings attributable to noncontrolling interests	—	1	1
Net Earnings Attributable to Martin Marietta	$1,137	$1,995	$1,169

Net Earnings Attributable to Martin Marietta Per Common Share (see Note A)
Basic from continuing operations attributable to common shareholders	$16.37	$29.58	$16.01
Basic from discontinued operations attributable to common shareholders	2.44	2.92	2.87
Total basic attributable to common shareholders	$18.81	$32.50	$18.88

Diluted from continuing operations attributable to common shareholders	$16.34	$29.50	$15.96
Diluted from discontinued operations attributable to common shareholders	2.43	2.91	2.86
Total diluted attributable to common shareholders	$18.77	$32.41	$18.82

Weighted-Average Common Shares Outstanding
Basic	60.5	61.4	61.9
Diluted	60.6	61.6	62.1

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 70

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Comprehensive Earnings

years ended December 31 (in millions)	2025	2024	2023
Consolidated Net Earnings	$1,137	$1,996	$1,170
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and postretirement plans:
Net gain (loss) arising during period, net of tax of $21, $11 and $(5), respectively	62	33	(16)
Amortization of prior service cost, net of tax of $2, $1 and $2, respectively	4	5	4
Amortization of actuarial loss, net of tax of $0, $0 and $0, respectively	1	1	—
Amount recognized in net periodic pension cost due to settlement, net of tax of $1, $0 and $0, respectively	4	—	—
	71	39	(12)
Foreign currency translation gain (loss)	2	(3)	1
	73	36	(11)
Comprehensive Earnings Attributable to Martin Marietta	$1,210	$2,032	$1,159

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 71

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Balance Sheets

December 31 (in millions, except share and par value data)	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$67	$670
Accounts receivable, net	723	678
Inventories, net	1,078	1,018
Current assets held for sale	1,230	15
Other current assets	95	68
Total Current Assets	3,193	2,449
Property, plant and equipment, net	10,290	9,660
Goodwill	3,614	3,393
Other intangibles, net	459	477
Operating lease right-of-use assets, net	367	366
Noncurrent assets held for sale	—	1,179
Other noncurrent assets	788	646
Total Assets	$18,711	$18,170

Liabilities and Equity
Current Liabilities:
Accounts payable	$389	$375
Accrued salaries, benefits and payroll taxes	100	73
Accrued income taxes	5	102
Accrued other taxes	46	45
Current maturities of long-term debt	30	125
Current operating lease liabilities	62	55
Unpaid commitments to limited liability companies	51	44
Other current liabilities	212	183
Total Current Liabilities	895	1,002
Long-term debt	5,293	5,288
Deferred income taxes, net	1,266	1,169
Noncurrent operating lease liabilities	320	327
Other noncurrent liabilities	903	928
Total Liabilities	8,677	8,714
Commitments and Contingent Liabilities - Note N
Equity:
Common stock ($0.01 par value; 100,000,000 shares authorized; 60,309,739 shares and 61,126,646 shares outstanding at December 31, 2025 and 2024, respectively)	1	1
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in capital	3,569	3,550
Accumulated other comprehensive earnings (loss)	60	(13)
Retained earnings	6,402	5,915
Total Shareholders’ Equity	10,032	9,453
Noncontrolling interests	2	3
Total Equity	10,034	9,456
Total Liabilities and Equity	$18,711	$18,170

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 72

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Cash Flows

years ended December 31 (in millions)	2025	2024	2023
Cash Flows from Operating Activities:
Consolidated net earnings	$1,137	$1,996	$1,170
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	637	573	513
Stock-based compensation expense	46	58	50
Net gains on divestitures and sales of assets	(25)	(1,369)	(2)
Deferred income taxes, net	69	(45)	(36)
Asset and portfolio rationalization charges	21	50	—
Other items, net	(8)	(15)	(16)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(51)	81	31
Inventories, net	(30)	(52)	(189)
Accounts payable	21	17	(17)
Other assets and liabilities, net	(32)	165	24
Net Cash Provided by Operating Activities	1,785	1,459	1,528
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(807)	(855)	(650)
Acquisitions, net of cash acquired	(685)	(3,642)	—
Proceeds from divestitures and sales of assets	38	2,160	427
Proceeds from sale of restricted investments to discharge long-term debt	—	—	700
Investments in limited liability companies	(128)	(117)	(27)
Other investing activities, net	(6)	10	9
Net Cash (Used for) Provided by Investing Activities	(1,588)	(2,444)	459
Cash Flows from Financing Activities:
Proceeds from borrowings	640	2,758	—
Repayments of debt	(735)	(1,690)	(700)
Payments on finance lease obligations	(23)	(20)	(17)
Dividends paid	(197)	(189)	(174)
Repurchases of common stock	(450)	(450)	(150)
Shares withheld for employees’ income tax obligations	(31)	(32)	(22)
Other financing activities, net	(4)	(4)	(1)
Net Cash (Used for) Provided by Financing Activities	(800)	373	(1,064)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(603)	(612)	923
Cash, Cash Equivalents and Restricted Cash, beginning of year	670	1,282	359
Cash, Cash Equivalents and Restricted Cash, end of year	$67	$670	$1,282

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 73

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Martin Marietta Materials, Inc. and Consolidated Subsidiaries Consolidated Statements of Total Equity

(in millions, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Earnings	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	62,102,353	$1	$3,489	$(38)	$3,719	$7,171	$2	$7,173
Consolidated net earnings	—	—	—	—	1,169	1,169	1	1,170
Other comprehensive loss	—	—	—	(11)	—	(11)	—	(11)
Dividends declared ($2.80 per common share)	—	—	—	—	(174)	(174)	—	(174)
Issuances of common stock for stock award plans	100,588	—	2	—	—	2	—	2
Shares withheld for employees’ income tax obligations	—	—	(22)	—	—	(22)	—	(22)
Repurchases of common stock	(381,520)	—	—	—	(151)	(151)	—	(151)
Stock-based compensation expense	—	—	50	—	—	50	—	50
Distribution to owners of noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	61,821,421	1	3,519	(49)	4,563	8,034	2	8,036
Consolidated net earnings	—	—	—	—	1,995	1,995	1	1,996
Other comprehensive earnings	—	—	—	36	—	36	—	36
Dividends declared ($3.06 per common share)	—	—	—	—	(189)	(189)	—	(189)
Issuances of common stock for stock award plans	90,983	—	5	—	—	5	—	5
Shares withheld for employees’ income tax obligations	—	—	(32)	—	—	(32)	—	(32)
Repurchases of common stock	(785,758)	—	—	—	(454)	(454)	—	(454)
Stock-based compensation expense	—	—	58	—	—	58	—	58
Balance at December 31, 2024	61,126,646	1	3,550	(13)	5,915	9,453	3	9,456
Consolidated net earnings	—	—	—	—	1,137	1,137	—	1,137
Other comprehensive earnings	—	—	—	73	—	73	—	73
Dividends declared ($3.24 per common share)	—	—	—	—	(196)	(196)	—	(196)
Issuances of common stock for stock award plans	93,924	—	4	—	—	4	—	4
Shares withheld for employees’ income tax obligations	—	—	(31)	—	—	(31)	—	(31)
Repurchases of common stock	(910,831)	—	—	—	(454)	(454)	—	(454)
Stock-based compensation expense	—	—	46	—	—	46	—	46
Distribution to owners of noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2025	60,309,739	$1	$3,569	$60	$6,402	$10,032	$2	$10,034

The accompanying Notes to the Financial Statements are an integral part of these statements.

Form 10-K ♦ Page 74

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Notes to Financial Statements

Note A: Accounting Policies

Organization. Martin Marietta is a natural resource-based building materials company. As of December 31, 2025, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 400 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides other building materials, namely, cement, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company also has a notable aggregates position. Specifically, the Company has one cement plant and four cement distribution facilities in Texas; ready mixed concrete plants in Arizona and Texas; and asphalt plants in Arizona, California, Colorado and Minnesota. Asphalt paving services are located in Colorado.

The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates and other business materials product lines are reported collectively as the Building Materials business.

As of December 31, 2025, the Building Materials business includes two reportable segments: East Group and West Group. The East Group consists of the East and Central divisions and operates in Alabama, Florida, Georgia, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, Nova Scotia and The Bahamas. The West Group is comprised of the Southwest and West divisions and operates in Arizona, Arkansas, California, Colorado, Louisiana, Oklahoma, Texas, Utah, Washington and Wyoming. The following ten states accounted for 76% of the Building Materials business’ 2025 revenues: Texas, North Carolina, Colorado, California, Georgia, Florida, South Carolina, Arizona, Iowa, and Minnesota.

The Company also operates a Specialties business (formerly known as the Magnesia Specialties business), which represents a separate reportable segment. The Specialties business produces high-purity natural and synthetic magnesia-based products, including magnesium sulfate, magnesium oxide and magnesium hydroxide, used in environmental, industrial, agricultural, construction, consumer and specialty applications. The Specialties business also produces dolomitic lime, which is sold primarily to external customers for use in steel production and soil stabilization, and is used internally as a raw material input in synthetic magnesia production. The July 2025 acquisition of Premier Magnesia expanded the Company's product portfolio and enhanced its dolomitic magnesia mineral reserves and processing capabilities. Specialties’ production facilities are in Michigan, Ohio, Nevada, North Carolina, Indiana and Pennsylvania, and products are shipped to customers domestically and worldwide.

In August 2025, the Company entered into a definitive agreement for the exchange of certain assets (see Note B). The pending disposal of the Company's cement plant, related cement terminals and Texas ready mixed concrete plants meets the criteria for held for sale and the associated financial results of these operations are reported as discontinued operations for all periods presented. The Company has recast all comparative prior-period financial information presented in the financial statements and related notes to the financial statements, unless otherwise noted, to reflect this presentation.

Basis of Presentation and Use of Estimates. The Company’s consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States, which require management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, other intangible assets and other long-lived assets, as well as assumptions used in the calculation of income tax expense, retirement and postemployment benefits, stock-based compensation, the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as part of business combinations and revenue recognition for service contracts. These estimates and assumptions are based on management’s judgment. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. Changes in interest rates, credit, equity and energy markets and changes in construction activity increase the uncertainty inherent in certain estimates and assumptions. Because future events and their effects cannot be determined with precision, actual results could differ significantly from estimates. Changes in estimates, including those resulting from changes in the economic environment, are reflected in the consolidated financial statements for the period in which the change in estimate occurs.

Form 10-K ♦ Page 75

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Partially-owned affiliates are either consolidated or accounted for using the cost method or the equity method, depending on the level of ownership interest or the Company’s ability to exercise significant influence or control over the affiliates’ operations. Intercompany balances and transactions between subsidiaries have been eliminated in consolidation.

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

As of December 31, 2023, the Company had $10 million of restricted cash, which was invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company was restricted from utilizing the cash for purposes other than the purchase of qualified assets for 180 days from receipt of the proceeds from the sale of the exchanged property. Any unused restricted cash at the end of the 180 days was transferred to unrestricted accounts of the Company and used for general corporate purposes. The Company had no restricted cash as of December 31, 2025 and 2024.

The statements of cash flows reflect cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis. The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

December 31 (in millions)	2025	2024	2023
Cash and cash equivalents	$67	$670	$1,272
Restricted cash	—	—	10
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$67	$670	$1,282

Accounts Receivable. Accounts receivable are stated at cost. The Company does not typically charge interest on customer accounts receivable. The Company records an allowance for credit losses, which includes a provision for probable losses based on historical write-offs, adjusted for current conditions as deemed necessary, and a specific reserve for accounts deemed at risk. Current conditions are assessed by considering factors such as changes in the economic environment, customer payment trends, and industry specific risks that may affect collectability. The allowance is the Company’s estimate for receivables as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in earnings in the period in which the change occurs. The Company writes off accounts receivable when it becomes probable, based upon facts and circumstances, that such amounts will not be collected.

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

Depreciation is computed based on estimated service lives using the straight-line method. Depletion of mineral reserves is calculated based on proven and probable reserves using the units-of-production method on a quarry-by-quarry basis. For the years ended December 31, 2025, 2024 and 2023, depletion expense was $103 million, $78 million and $53 million, respectively.

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

Some leases require the Company to pay non-lease components, which are primarily variable costs and may include taxes, maintenance, insurance and certain other expenses applicable to the leased property. The Company accounts for lease and non-lease components as a single amount, except for railcar, fleet vehicle and pipeline leases, for which the Company separately accounts for the lease and non-lease components.

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

In the consolidated statements of earnings, operating lease expense, which is recognized on a straight-line basis over the lease term, and the amortization of finance lease ROU assets are included in the Cost of revenues or Selling, general and administrative expenses line items in the consolidated statements of earnings. Accretion on the liabilities for finance leases is included in interest expense.

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

The Company’s reporting units, which represent the level at which goodwill is tested for impairment, are based on the operating segments of the Building Materials and Specialties businesses. Goodwill is assigned to the respective reporting unit(s) based on the location of acquisitions at the time of consummation. If subsequent organizational changes result in operations being transferred to a different reporting unit, a proportionate amount of goodwill is transferred from the former to the new reporting unit. For divestitures, goodwill is allocated on a proportional basis based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining.

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

Insurance Accruals. The Company has insurance coverage with deductibles for workers’ compensation, automobile liability, marine liability and general liability claims, and is also self-insured for health claims. The Company records insurance accruals based on an actuarially-determined analysis, which calculates development factors that are applied to total case reserves within the insurance programs. While the Company believes the assumptions used to calculate these liabilities are appropriate, significant differences in actual experience and/or significant changes in these assumptions may materially affect insurance costs.

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

Further, the Company records an accrual for other environmental remediation liabilities in the period in which it is probable that a liability has been incurred and the appropriate amounts can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Generally, these costs are not discounted to their present value or offset for potential insurance or other claims or potential gains from future alternative uses for a site.

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

The Company applies the proportional amortization method to equity investments in renewable energy tax credit (RETC) programs that meet the following specified criteria: it is probable that the income tax credits allocable to the Company will be available; the Company does not have the ability to exercise significant influence over the operating and financial policies of the underlying project; substantially all of the projected benefits are from income tax credits and other income tax benefits, as determined on a discounted basis; the Company's projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and the Company is a limited liability investor in the limited liability entity for both legal and tax purposes and its liability is limited to its capital investment. Under the proportional amortization method, the equity investment is amortized in proportion to the income tax credits and other income tax benefits received, with the amortization expense and the income tax benefits presented on a net basis in the line item Income tax expense in the consolidated statements of earnings. The RETC investments are included in the line item Other noncurrent assets on the consolidated balance sheets and the line item Investments in limited liability companies on the consolidated statements of cash flows.

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

Consolidated Comprehensive Earnings and Accumulated Other Comprehensive Earnings (Loss). Consolidated comprehensive earnings (loss) consist of consolidated net earnings, adjustments for the funded status of pension and postretirement benefit plans and foreign currency translation adjustments and are presented in the Company’s consolidated statements of comprehensive earnings.

Accumulated other comprehensive earnings (loss) consists of unrecognized gains and losses related to the funded status of the pension and postretirement benefit plans and foreign currency translation and is presented on the Company’s consolidated balance sheets.

Form 10-K ♦ Page 79

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The components of the changes in accumulated other comprehensive earnings (loss) and related cumulative noncurrent deferred tax assets are as follows:

years ended December 31	Pension and Postretirement Benefit Plans	Foreign Currency	Total
(in millions)	2025
Accumulated other comprehensive loss at beginning of period	$(9)	$(4)	$(13)
Other comprehensive earnings before reclassifications, net of tax	62	2	64
Amounts reclassified from accumulated other comprehensive loss, net of tax	9	—	9
Other comprehensive earnings, net of tax	71	2	73
Accumulated other comprehensive earnings (loss) at end of period	$62	$(2)	$60
Cumulative noncurrent deferred tax assets at end of period	$18	$—	$18

	2024
Accumulated other comprehensive loss at beginning of period	$(48)	$(1)	$(49)
Other comprehensive earnings (loss) before reclassifications, net of tax	33	(3)	30
Amounts reclassified from accumulated other comprehensive loss, net of tax	6	—	6
Other comprehensive earnings (loss), net of tax	39	(3)	36
Accumulated other comprehensive loss at end of period	$(9)	$(4)	$(13)
Cumulative noncurrent deferred tax assets at end of period	$41	$—	$41

	2023
Accumulated other comprehensive loss at beginning of period	$(36)	$(2)	$(38)
Other comprehensive (loss) earnings before reclassifications, net of tax	(16)	1	(15)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4	—	4
Other comprehensive (loss) earnings, net of tax	(12)	1	(11)
Accumulated other comprehensive loss at end of period	$(48)	$(1)	$(49)
Cumulative noncurrent deferred tax assets at end of period	$54	$—	$54

Reclassifications out of accumulated other comprehensive loss are as follows:

years ended December 31 (in millions)	2025	2024	2023	Affected line items in the consolidated statements of earnings
Pension and postretirement benefit plans:
Settlement charge	$5	$—	$—
Amortization of:
Prior service cost	6	6	6
Actuarial loss	1	1	—
	12	7	6	Other nonoperating income, net
Tax effect	(3)	(1)	(2)	Income tax expense
Total	$9	$6	$4

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

The following table reconciles the denominator for basic and diluted earnings from continuing operations per common share:

years ended December 31 (in millions)	2025	2024	2023

Basic weighted-average common shares outstanding	60.5	61.4	61.9
Effect of dilutive employee and director awards	0.1	0.2	0.2
Diluted weighted-average common shares outstanding	60.6	61.6	62.1

Reclassifications. Certain reclassifications have been made in the Company's financial statements and related notes of the prior years to conform to the current-year presentation, including recasting to reflect assets held for sale and discontinued operations. The reclassifications had no impact on the Company's previously reported results of operations, financial condition or cash flows.

New Accounting Pronouncements. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires public entities to disclose, on an annual basis, a tabular tax rate reconciliation using both percentages and currency amounts, disaggregated into specified categories. Certain reconciling items are further disaggregated by nature and jurisdiction to the extent those items exceed a specified threshold. Additionally, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign taxes and by individual jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The ASU also requires additional qualitative disclosures. The Company adopted ASU 2023-09 as of December 31, 2025 and applied the disclosure requirements retrospectively to all prior periods presented in these financial statements (see Note I). The adoption had no impact on the Company's results of operations, cash flows or financial condition.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (DISE), which requires public entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. These disclosures must be made in a tabular format in the notes to the financial statements. The new standard does not change the requirements for the presentation of expenses on the face of the statement of earnings. The ASU is effective prospectively for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and early adoption and retrospective application are permitted. The ASU will impact the Company's expense disclosures beginning with the financial statements included in the 2027 Annual Report on Form 10-K, but will have no impact on its results of operations, cash flows or financial condition.

Note B: Business Combinations, Divestitures, Discontinued Operations and Assets and Liabilities Held for Sale

Business Combinations

Premier Magnesia, LLC. On July 25, 2025, the Company acquired Premier Magnesia, LLC (Premier), a privately-owned producer and distributor of magnesia-based products, using cash on hand and credit-facility borrowings. Premier is the largest producer of natural magnesite and magnesium sulfate, or Epsom salt, in the United States, with facilities in Nevada, North Carolina, Indiana and Pennsylvania. This transaction expands the Company's product offerings to new and existing customers and enhances the Company's Specialties business. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Thus, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remains open as of December 31, 2025. Specific accounts subject to ongoing purchase accounting adjustments, include, but are not limited to, property, plant and equipment; goodwill; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. The

Form 10-K ♦ Page 81

Part II ♦ Item 8 – Financial Statements and Supplementary Data

acquisition is reported in the Company's Specialties reportable segment and is immaterial for other business combination disclosures, including pro-forma results of operations.

QUIKRETE Holdings, Inc. On August 3, 2025, the Company entered into a definitive agreement with Quikrete Holdings, Inc. (QUIKRETE) for the exchange of certain assets. Under the agreement, Martin Marietta will receive aggregates facilities producing approximately 20 million tons annually in Virginia, Missouri, Kansas and Vancouver, British Columbia, as well as cash proceeds. In exchange, QUIKRETE will receive the Company’s Midlothian cement plant, related cement distribution terminals, Texas ready mixed concrete assets and certain nonoperating land. The aggregates facilities to be acquired will complement Martin Marietta’s existing geographic footprint in its Central Division and allow the Company to expand into new growth platforms in the target markets of Virginia and the Pacific Northwest.

Business Combinations (2024)

Revenues and pretax earnings attributable to operations acquired in 2024 (as subsequently described) included in the Company's consolidated statement of earnings for the year ended December 31, 2024 were $261 million and $38 million, respectively. Pretax earnings attributable to acquired operations for 2024 reflected the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting, including $20 million related to the Blue Water Industries LLC transaction.

Blue Water Industries LLC. On April 5, 2024, the Company completed the acquisition of 20 active aggregates operations in Alabama, South Carolina, South Florida, Tennessee, and Virginia from affiliates of Blue Water Industries LLC (BWI Southeast) for $2.05 billion in cash. The BWI Southeast acquisition complemented Martin Marietta’s existing geographic footprint in the southeast region by allowing the Company to expand into new growth platforms in target markets, including Tennessee and South Florida. The results from the acquired operations are reported in the Company's East Group.

The Company determined the acquisition-date fair values of assets acquired and liabilities assumed. Notably, during the measurement period, which was closed as of April 5, 2025, the Company increased the acquisition-date fair value of property, plant and equipment by $91 million and reduced goodwill by $83 million. The goodwill generated by the transaction is not deductible for income tax purposes.

The following is a summary of the fair values of the assets acquired and liabilities assumed as of April 5, 2024:

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

years ended December 31
(in millions)	2024	2023
Revenues	$5,714	$6,076
Net earnings from continuing operations attributable to Martin Marietta	$1,848	$939

Other Business Combinations. On January 12, 2024, the Company acquired Albert Frei & Sons, Inc. (AFS), a leading aggregates producer in Colorado. This acquisition provided more than 60 years (at current production levels) of high-quality, hard rock reserves to better serve new and existing customers and enhances the Company's aggregates platform in the Denver metropolitan area. The Company determined the acquisition-date fair values of the assets acquired and liabilities assumed. As of December 31, 2024, the measurement period was closed. The goodwill generated by the transaction is not deductible for income tax purposes. The acquisition is reported in the Company's West Group and is immaterial for other business combination disclosures, including pro-forma results of operations.

On October 25, 2024, the Company completed the acquisition of Youngquist Brothers Rock, LLC (YBR), a leading aggregates supplier in the Fort Myers, Florida area. This acquisition allowed the Company to serve new and existing customers and enhances the Company's aggregates platform in South Florida. The acquisition was financed through short-term borrowings, which were repaid upon a public debt offering completed on November 4, 2024 (see Note G). The Company recorded fair values of the assets acquired and liabilities assumed, and the measurement period was closed as of September 30, 2025. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's East Group and is immaterial for other business combination disclosures, including pro-forma results of operations.

On December 13, 2024, the Company acquired R.E. Janes Gravel Co. (RE Janes), an aggregates bolt-on in Texas. The Company recorded fair values of the assets acquired and liabilities assumed. As of December 31, 2025, the measurement period is closed. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's West Group and is immaterial for other business combination disclosures, including pro-forma results of operations.

In 2024, the Company completed acquisitions for total consideration of $1.6 billion, excluding the BWI Southeast transaction. On a combined basis, these acquisitions (excluding BWI Southeast) included $1.5 billion of property, plant and equipment (including $1.3 billion in mineral reserves), $123 million of goodwill, $28 million of other intangibles and $92 million of deferred income tax liabilities. Individually and on a combined basis, these acquisitions are immaterial for other business combination disclosures, including pro-forma results of operations.

Divestitures

On February 9, 2024, the Company completed the sale of its South Texas cement business and certain of its related ready mixed concrete operations to CRH Americas Materials, Inc., a subsidiary of CRH plc, for $2.1 billion in cash plus normal customary closing adjustments. Specifically, the divested facilities included the Hunter cement plant in New Braunfels, Texas, related cement distribution terminals and 20 ready mixed concrete plants that served the Austin and San Antonio region. The divestiture provided proceeds the Company used to consummate the BWI Southeast acquisition. The transaction resulted in a pretax gain of $1.3 billion, which is included in Other operating income, net, in the Company's consolidated statement of earnings for the year ended December 31, 2024 and is exclusive of transaction expenses incurred due to the divestiture. The historical financial results of these divested operations and the gain on divestiture were reported in continuing operations for the West Group.

On October 31, 2023, the Company completed the sale of its Tehachapi, California cement plant to UNACEM Corp S.A.A. for $315 million in cash. In connection with the divestiture, the Company recorded a $26 million pretax loss in discontinued operations.

In May 2023, the Company divested its Stockton cement import terminal in California.

Discontinued Operations

In connection with the pending QUIKRETE asset exchange, the Company's Midlothian cement plant, related cement distribution terminals and Texas ready mixed concrete plants, which are part of the West Group, have been classified as assets held for sale on the consolidated balance sheets as of December 31, 2025 and 2024 and their associated financial results are reported as discontinued operations on the consolidated statements of earnings for all periods presented.

Form 10-K ♦ Page 83

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Additionally, the associated financial results for the Company's California cement operations, which were part of the Company's West Group, were reported as discontinued operations on the consolidated statements of earnings for 2023 through their respective divestiture dates.

Financial results for the Company's discontinued operations are as follows:

years ended December 31 (in millions)	2025	2024	2023
Revenues	$845	$874	$1,021
Cost of revenues	633	632	745
Gross profit	$212	$242	$276

Pretax earnings from operations	$189	$231	$250
Pretax loss on divestitures and sales of assets	—	—	(24)
Pretax earnings	189	231	226
Income tax expense	42	51	48
Earnings from discontinued operations, net of income tax expense	$147	$180	$178

Cash flow information for the Company's discontinued operations is as follows:

years ended December 31 (in millions)	2025	2024	2023
Net cash provided by operating activities	$187	$232	$221
Additions to property, plant and equipment	$(89)	$(100)	$(102)
Acquisitions, net of cash acquired	—	(24)	—
Proceeds from divestitures and sales of assets	8	6	376
Net cash (used for) provided by investing activities	$(81)	$(118)	$274
Net cash used for financing activities	$(6)	$(6)	$(6)

Assets and Liabilities Held for Sale

Assets and liabilities held for sale at December 31, 2025 and 2024 included the Company's Midlothian cement plant, related cement distribution terminals, Texas ready mixed concrete plants and certain nonoperating land.

Assets and liabilities held for sale are as follows:

	2025
December 31 (in millions)	Continuing Operations	Discontinued Operations	Total
Inventories, net	$—	$98	$98
Investment land	11	—	11
Property, plant and equipment, net	—	486	486
Goodwill	—	374	374
Intangible assets, excluding goodwill	—	249	249
Operating lease right-of-use assets	—	10	10
Other assets	—	2	2
Total current assets held for sale	$11	$1,219	$1,230

Lease obligations	$—	$22	$22
Other liabilities	—	12	12
Total current liabilities held for sale	$—	$34	$34

Form 10-K ♦ Page 84

Part II ♦ Item 8 – Financial Statements and Supplementary Data

	2024
December 31 (in millions)	Continuing Operations	Discontinued Operations	Total
Inventories, net	$—	$1	$1
Investment land	8	—	8
Property, plant and equipment, net	—	6	6
Total current assets held for sale	$8	$7	$15

Inventories, net	$—	$96	$96
Property, plant and equipment, net	—	443	443
Goodwill	—	374	374
Intangible assets, excluding goodwill	—	253	253
Operating lease right-of-use assets	—	10	10
Other assets	—	3	3
Total noncurrent assets held for sale	$—	$1,179	$1,179

Lease obligations	$—	$28	$28
Other liabilities	—	10	10
Total noncurrent liabilities held for sale	$—	$38	$38

Note C: Goodwill and Other Intangible Assets

The following table shows the changes in goodwill by reportable segment and in total:

December 31	East Group	West Group	Specialties	Total
(in millions)	2025
Balance at beginning of period	$1,031	$2,362	$—	$3,393
Acquisitions	5	—	209	214
Adjustments to purchase price allocations	(1)	8	—	7
Balance at end of period	$1,035	$2,370	$209	$3,614

	2024
Balance at beginning of period	$764	$2,625	$—	$3,389
Acquisitions	267	111	—	378
Goodwill allocated to assets held for sale	—	(374)	—	(374)
Balance at end of period	$1,031	$2,362	$—	$3,393

Form 10-K ♦ Page 85

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Intangible assets subject to amortization consist of the following:

December 31	Gross Amount	Accumulated Amortization	Net Balance
(in millions)	2025
Noncompetition agreements	$1	$(1)	$—
Customer relationships	418	(99)	319
Operating permits	110	(33)	77
Use rights and other	29	(14)	15
Trade names	10	(5)	5
Total	$568	$(152)	$416

	2024
Noncompetition agreements	$4	$(4)	$—
Customer relationships	415	(79)	336
Operating permits	110	(30)	80
Use rights and other	29	(12)	17
Trade names	10	(4)	6
Total	$568	$(129)	$439

Intangible assets deemed to have an indefinite life that are therefore not amortized consist of the following:

December 31	Building Materials Business	Specialties	Total
(in millions)	2025
Operating permits	$7	$—	$7
Use rights	29	—	29
Trade names	—	7	7
Total	$36	$7	$43

	2024
Operating permits	$7	$—	$7
Use rights	29	—	29
Trade names	—	2	2
Total	$36	$2	$38

All intangible assets acquired during 2025 were from business combinations and are as follows:

(in millions, except year data)	Amount	Weighted-average amortization period
Subject to amortization:
Customer relationships	$3	8 years
Total subject to amortization	$3	8 years
Not subject to amortization:
Trade names	5	N/A
Total	$8

Amortization expense for intangible assets for the years ended December 31, 2025, 2024 and 2023 was $26 million, $23 million and $22 million, respectively.

Form 10-K ♦ Page 86

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

(in millions)
2026	$25
2027	25
2028	25
2029	24
2030	23
Thereafter	294
Total	$416

Note D: Accounts Receivable, Net

December 31
(in millions)	2025	2024
Customer receivables	$715	$678
Other current receivables	15	8
Total accounts receivable	730	686
Less: allowance for estimated credit losses	(7)	(8)
Accounts receivable, net	$723	$678

Note E: Inventories, Net

December 31 (in millions)	2025	2024
Finished products	$1,378	$1,316
Products in process	14	8
Raw materials	49	42
Supplies and expendable parts	124	106
Total inventories	1,565	1,472
Less: allowances	(487)	(454)
Inventories, net	$1,078	$1,018

Note F: Property, Plant and Equipment, Net

December 31
(in millions)	2025	2024
Land and land improvements	$1,929	$1,786
Mineral reserves and interests	6,529	6,306
Buildings	193	160
Machinery and equipment	5,992	5,451
Construction in progress	319	286
Finance lease right-of-use assets	368	253
Total property, plant and equipment	15,330	14,242
Less: accumulated depreciation, depletion and amortization	(5,040)	(4,582)
Property, plant and equipment, net	$10,290	$9,660

Depreciation, depletion and amortization expense related to property, plant and equipment was $562 million, $482 million and $430 million for the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation, depletion and amortization expense includes amortization of right-of-use assets from finance leases.

At December 31, 2025 and 2024, $41 million and $40 million, respectively, of the Building Materials business’ property, plant and equipment, net, were located in The Bahamas and Canada.

Form 10-K ♦ Page 87

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Note G: Debt

December 31 (in millions)	2025	2024
7% Debentures, due 2025	$—	$125
3.450% Senior Notes, due 2027	299	299
3.500% Senior Notes, due 2027	493	493
2.500% Senior Notes, due 2030	473	472
2.400% Senior Notes, due 2031	891	890
5.150% Senior Notes, due 2034	739	738
6.25% Senior Notes, due 2037	229	228
4.250% Senior Notes, due 2047	591	591
3.200% Senior Notes, due 2051	851	851
5.500% Senior Notes, due 2054	727	726
Trade Receivable Facility, interest rate of 4.57% at December 31, 2025	30	—
Total debt	5,323	5,413
Less: current maturities	(30)	(125)
Long-term debt	$5,293	$5,288

On December 1, 2025, the Company used available liquidity to repay the $125 million of 7% Debentures at maturity.

On November 4, 2024, the Company issued $750 million aggregate principal amount of 5.150% Senior Notes due 2034 (the 5.150% Senior Notes due 2034) and $750 million aggregate principal amount of 5.500% Senior Notes due 2054 (the 5.500% Senior Notes due 2054). A portion of the net proceeds of the 5.150% Senior Notes due 2034 and 5.500% Senior Notes due 2054 were used for the repayment of all borrowings outstanding under the Company’s short-term borrowing facilities. The remaining net proceeds were used for general corporate purposes, including acquisitions, land purchases and other capital needs.

The Company’s 3.450% Senior Notes due 2027, 3.500% Senior Notes due 2027, 2.500% Senior Notes due 2030, 2.400% Senior Notes due 2031, 5.150% Senior Notes due 2034, 6.25% Senior Notes due 2037, 4.250% Senior Notes due 2047, 3.200% Senior Notes due 2051 and 5.500% Senior Notes due 2054 (collectively, the Senior Notes) are senior unsecured obligations of the Company, ranking equal in right of payment with the Company’s existing and future unsubordinated indebtedness. The Senior Notes, with the exception of the 6.25% Senior Notes due 2037, are redeemable prior to their respective par call dates, as defined, at a make-whole redemption price, and at a price equal to 100% of the principal amount after their respective par call dates and prior to their respective maturity dates. The 6.25% Senior Notes due 2037 are redeemable in whole at any time or in part from time to time at a make-whole redemption price. Upon a change-of-control repurchase event and a resulting below-investment-grade credit rating, the Company would be required to make an offer to repurchase all outstanding Senior Notes at a price in cash equal to 101% of the principal amount of the Senior Notes, plus any accrued and unpaid interest.

The Senior Notes are carried net of original issue discount, which is being amortized by the effective interest method over the life of the issue. The principal amount as of December 31, 2025, effective interest rate and maturity date for the Senior Notes are as follows:

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

Form 10-K ♦ Page 88

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, N.A., Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for a $800 million five-year senior unsecured revolving facility (the Revolving Facility) with a maturity date of December 21, 2030. Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the Secured Overnight Financing Rate (SOFR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. Any outstanding principal amounts, together with interest accrued thereon, are due in full on that maturity date. There were no borrowings outstanding under the Revolving Facility as of December 31, 2025 and 2024. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At December 31, 2025 and 2024, the Company had $3 million of outstanding letters of credit issued and $797 million available for borrowing under the Revolving Facility. The Company paid the bank group an upfront loan commitment fee that is being amortized over the life of the Revolving Facility. The Revolving Facility includes an annual facility fee.

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization, as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio any debt incurred in connection with certain acquisitions during the quarter or three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.00x. Additionally, if no amounts are outstanding under the Revolving Facility or the Company's trade receivable securitization facility (discussed later), consolidated debt, as defined, which includes debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at December 31, 2025.

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

The Company’s long-term debt maturities for each of the next five years and thereafter are as follows:

(in millions)
2026	$30
2027	792
2028	—
2029	—
2030	473
Thereafter	4,028
Total	$5,323

Note H: Financial Instruments

The Company’s financial instruments include temporary cash investments, accounts receivable, accounts payable, Trade Receivable Facility borrowings, publicly-registered long-term notes and debentures.

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

Form 10-K ♦ Page 89

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, accounts receivable are more heavily concentrated in certain states, namely Texas, North Carolina, Colorado, California, Georgia, Florida, South Carolina, Arizona, Iowa, and Minnesota. The carrying values of accounts receivable approximates their fair values.

Accounts payable represent amounts owed to suppliers and vendors. The estimated carrying value of accounts payable approximates its fair value due to the short-term nature of the payables.

The carrying value and fair value of the Company’s debt were $5.3 billion and $4.9 billion, respectively, at December 31, 2025 and $5.4 billion and $4.8 billion, respectively, at December 31, 2024 (see Note G). Due to its short-term nature, the carrying value of Trade Receivable Facility borrowings approximates its fair value. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 1 of the fair value hierarchy using quoted market prices.

Note I: Income Taxes

The components of the Company’s income tax expense from continuing operations are as follows:

years ended December 31 (in millions)	2025	2024	2023
Federal income taxes:
Current	$138	$539	$209
Deferred	56	(60)	(9)
Total federal income taxes	194	479	200
State income taxes:
Current	31	77	37
Deferred	8	(6)	(3)
Total state income taxes	39	71	34
Foreign income taxes:
Current	2	—	—
Deferred	1	—	—
Total current foreign income taxes	3	—	—
Income tax expense	$236	$550	$234

The domestic and foreign components of pretax earnings from continuing operations for the years ended December 31, 2025, 2024 and 2023 are as follows:

years ended December 31 (in millions)	2025	2024	2023
Domestic	$1,207	$2,353	$1,218
Foreign	19	13	8
Earnings from continuing operations before income tax expense	$1,226	$2,366	$1,226

Form 10-K ♦ Page 90

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Company’s effective income tax rate on continuing operations varied from the statutory United States income tax rate due to the following tax differences:

years ended December 31	2025		2024		2023
(in millions, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$258	21.0%	$497	21.0%	$257	21.0%
State and local income taxes, net of federal income tax effect (a)	30	2.4	57	2.4	27	2.2
Foreign tax effects	(1)	(0.1)	(2)	(0.1)	(5)	(0.4)
Tax credits:
Railroad maintenance credits	(13)	(1.0)	(10)	(0.4)	(9)	(0.7)
Other	(6)	(0.5)	(10)	(0.4)	(6)	(0.5)
Nontaxable or nondeductible items:
Goodwill write-off for divestiture	—	—	48	2.0	—	—
Other	6	0.5	5	0.2	2	0.2
Other adjustments:
Effects of statutory depletion	(38)	(3.1)	(35)	(1.5)	(32)	(2.7)
Effective income tax rate	$236	19.2%	$550	23.2%	$234	19.1%

a) State taxes in California, Minnesota, Colorado, Texas, Georgia, and Florida made up the majority (greater than 50 percent) of the tax effect in this category in 2025; state taxes in California, Texas, and Colorado made up the majority of the tax effect in this category in 2024; and state taxes in Texas, California, Colorado, and Minnesota made up the majority of the tax effect in this category in 2023.

The effect of changes in tax laws or rates enacted in the current period and changes in valuation allowances are immaterial.

The higher 2024 effective income tax rate versus 2025 and 2023 was driven by the impact of the February 2024 divestiture of the South Texas cement business and certain related ready mixed concrete operations, which included the write-off of certain nondeductible goodwill.

The statutory depletion deduction for all years is calculated as a percentage of revenues, subject to certain limitations. Due to these limitations, changes in the sales volumes and pretax earnings may not proportionately affect the Company’s statutory depletion deduction and the corresponding impact on the effective income tax rate.

The Company invests in renewable energy investment entities which qualify for tax credits and other tax benefits and are accounted for under the proportional amortization method. For the year ended December 31, 2025, amortization of these investments plus income recapture, which are included in the line item Income tax expense in the consolidated statements of earnings, were $128 million and $5 million, respectively, and offset by $125 million of tax credits and $15 million of other tax benefits. For the year ended December 31, 2024, amortization plus income recapture of similar investments were $148 million and $16 million, respectively, offset by $153 million of tax credits and $17 million of other tax benefits. For the year ended December 31, 2023, amortization plus income recapture of similar investments were $26 million and $1 million, respectively, offset by $24 million of tax credits and $2 million of other tax benefits. As of December 31, 2025, the Company has committed to additional equity contributions of $51 million for tax equity investments related to RETC projects, which are expected to be paid in 2026. As of December 31, 2024, the Company had committed to additional equity contributions of $44 million for tax equity investments related to RETC projects, which were paid in 2025. Unfunded commitments as of December 31, 2025 and 2024 are recorded in the line item Unpaid commitments to limited liability companies on the consolidated balance sheets.

The amounts of income taxes paid (refunded) by the Company are as follows:

years ended December 31 (in millions)	2025	2024	2023
Federal	$141	$319	$249
State:
Texas	14	*	*
Other	37	64	41
Foreign	—	(1)	2
Income taxes paid, net of amounts refunded	$192	$382	$292

* Jurisdiction below the threshold for the period presented.

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

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (OBBBA) that, among other provisions, makes 100% bonus depreciation permanent, restores the ability to expense domestic research expenditures, and modifies the taxation of foreign earnings. The OBBBA is not expected to have a material impact on the Company's annual estimated income tax rate, but results in a reclassification between current taxes payable and deferred tax liabilities which is reflected in the year ended December 31, 2025.

The principal components of the Company’s deferred tax assets and liabilities are as follows:

December 31	Deferred Assets (Liabilities)
(in millions)	2025	2024
Deferred tax assets related to:
Inventories	$163	$147
Valuation and other reserves	65	65
Net operating loss carryforwards	3	2
Accumulated other comprehensive loss	18	41
Lease liabilities	171	147
Other items, net	2	13
Gross deferred tax assets	422	415
Valuation allowance on deferred tax assets	(1)	(2)
Total net deferred tax assets	421	413
Deferred tax liabilities related to:
Property, plant and equipment	(1,203)	(1,158)
Goodwill and other intangibles	(212)	(171)
Right-of-use assets	(167)	(144)
Partnerships and joint ventures	(51)	(47)
Employee benefits	(54)	(62)
Total deferred tax liabilities	(1,687)	(1,582)
Deferred income taxes, net	$(1,266)	$(1,169)

The Company had immaterial gross domestic federal net operating loss (NOL) carryforwards at both December 31, 2025 and 2024. The Company had gross domestic state NOL carryforwards of $42 million and $24 million at December 31, 2025 and 2024, respectively. The domestic federal and state carryforwards have various expiration dates through 2045. The Company also had immaterial domestic state tax credit carryforwards at December 31, 2025 and 2024, which have various expiration dates through 2045.

The Company expects to reinvest the earnings from its wholly-owned Canadian and Bahamian subsidiaries indefinitely, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the foreign earnings was immaterial at December 31, 2025 and 2024.

The Company’s unrecognized tax benefits are immaterial for the years ended December 31, 2025, 2024 and 2023. Unrecognized tax benefits are reversed as a discrete event if an examination of applicable tax returns is not initiated by a federal or state tax authority within the statute of limitations or upon effective settlement with federal or state tax authorities. Management believes its accrual for unrecognized tax benefits is sufficient to cover uncertain tax positions reviewed during audits by taxing authorities.

The Company’s tax years subject to federal, state or foreign examinations are 2021 through 2025.

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

The net periodic benefit cost of defined benefit plans includes the following components:

years ended December 31 (in millions)	2025	2024	2023
Service cost	$36	$38	$33
Interest cost	58	55	51
Expected return on assets	(83)	(79)	(71)
Amortization of:
Prior service cost	6	6	6
Actuarial loss	2	2	1
Settlement charge	5	—	—
Net periodic benefit cost	$24	$22	$20

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

The Company recognized the following pretax amounts in consolidated comprehensive earnings:

years ended December 31
(in millions)	2025	2024	2023
Actuarial (gain) loss	$(83)	$(44)	$21
Amortization of:
Prior service cost	(6)	(6)	(6)
Actuarial loss	(2)	(2)	(1)
Settlement charge	(5)	—	—
Total	$(96)	$(52)	$14

Accumulated other comprehensive (earnings) loss includes the following amounts that have not yet been recognized in net periodic benefit cost:

December 31	2025		2024
(in millions)	Gross	Net of tax	Gross	Net of tax
Prior service cost	$31	$44	$37	$7
Actuarial (gain) loss	(72)	(102)	17	3
Total	$(41)	$(58)	$54	$10

Form 10-K ♦ Page 93

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The defined benefit plans’ change in projected benefit obligation is as follows:

years ended December 31
(in millions)	2025	2024
Net projected benefit obligation at beginning of year	$967	$970
Service cost	36	38
Interest cost	58	55
Actuarial loss (gain)	7	(46)
Gross benefits paid	(60)	(50)
Net projected benefit obligation at end of year	$1,008	$967

The largest component of the actuarial gain in 2024 was the impact of the higher discount rate compared with 2023.

The Company’s change in plan assets, funded status and amounts recognized on the Company’s consolidated balance sheets are as follows:

years ended December 31
(in millions)	2025	2024
Fair value of plan assets at beginning of year	$1,238	$1,177
Actual return on plan assets, net	172	77
Employer contributions	42	34
Gross benefits paid	(60)	(50)
Fair value of plan assets at end of year	$1,392	$1,238

December 31
(in millions)	2025	2024
Funded status of the plan at end of year	$384	$271
Accrued benefit credit	$384	$271

December 31
(in millions)	2025	2024
Amounts recognized on consolidated balance sheets consist of:
Noncurrent asset	$487	$371
Current liability	(17)	(13)
Noncurrent liability	(86)	(87)
Net amount recognized at end of year	$384	$271

The accumulated benefit obligation for all defined benefit pension plans was $921 million and $879 million at December 31, 2025 and 2024, respectively.

Benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets are as follows:

December 31
(in millions)	2025	2024
Projected benefit obligation	$103	$100
Accumulated benefit obligation	$95	$90
Fair value of plan assets	$—	$—

Weighted-average assumptions used to determine benefit obligations as of December 31 are:

	2025	2024
Discount rate	5.97%	6.00%
Rate of increase in future compensation levels	4.50%	4.50%

Form 10-K ♦ Page 94

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are:

	2025	2024	2023
Discount rate	6.00%	5.58%	5.88%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on assets	6.75%	6.75%	6.75%

The expected long-term rate of return on pension fund assets is based on the current asset class mix of the Company's pension plan assets, current capital market conditions and a stochastic forecast of future conditions.

As of December 31, 2025 and 2024, the Company estimated the remaining lives of participants in the pension plans using the Pri-2012 Base tables. The no-collar table was used for salaried participants and the blue-collar table was used for hourly participants; the tables were adjusted to reflect both the mortality experience of the Company’s participants and a geospatial mortality analysis. The Company used the MP-2020 mortality improvement scale for 2025 and 2024.

Retirement plan assets are invested in listed stocks, bonds, real estate, private infrastructure and cash equivalents. The target allocation for 2025 and the actual pension plan asset allocation by asset class are as follows:

	Percentage of Plan Assets
	2025
	Target	December 31
Asset Class	Allocation	2025	2024
Equity securities	56%	58%	58%
Debt securities	28%	24%	22%
Real estate	10%	10%	10%
Private infrastructure	6%	7%	8%
Cash	0%	1%	2%
Total	100%	100%	100%

The Company’s investment strategy is for equity securities to be invested in mid-sized to large capitalization U.S. funds, and small capitalization, international and emerging growth funds. Debt securities, or fixed income investments, are invested in funds benchmarked to the Barclays U.S. Aggregate Bond Index.

Form 10-K ♦ Page 95

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The fair values of pension plan assets by asset class and fair value hierarchy level are as follows:

	Fair Value Measurements
December 31	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value	Total Fair Value
(in millions)	2025
Equity securities[1]:
Mid-sized to large cap	$—	$—	$—	$391	$391
Small cap, international and emerging growth funds	—	—	—	425	425
Debt securities[1]:
Core fixed income	—	—	—	334	334
Real estate	—	—	—	134	134
Private infrastructure	—	—	—	100	100
Cash equivalents	—	—	—	8	8
Total	$—	$—	$—	$1,392	$1,392

	2024
Equity securities[1]:
Mid-sized to large cap	$—	$—	$—	$359	$359
Small cap, international and emerging growth funds	—	—	—	361	361
Debt securities[1]:
Core fixed income	—	—	—	271	271
Real estate	—	—	—	130	130
Private infrastructure	—	—	—	96	96
Cash equivalents	—	—	—	21	21
Total	$—	$—	$—	$1,238	$1,238

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

In 2025 and 2024, the Company made combined pension plan and SERP contributions of $42 million and $34 million, respectively. The Company currently estimates that it will contribute $25 million to its pension and SERP plans in 2026.

The expected benefit payments to be paid from plan assets for each of the next five years and the five-year period thereafter are as follows:

(in millions)
2026	$71
2027	$63
2028	$63
2029	$64
2030	$66
Years 2031 - 2035	$360

Form 10-K ♦ Page 96

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Postretirement and Postemployment Benefits. The Company provides other postretirement benefits for certain employees, including medical benefits for retirees and their spouses and retiree life insurance. Employees starting on or after January 1, 2002 are not eligible for postretirement welfare plans. Postretirement medical benefits are paid from the Company's assets. The obligation, if any, for retiree medical payments is subject to the terms of the plan. At both December 31, 2025 and 2024, the Company's recorded benefit obligation related to these benefits totaled $7 million. The Company also provides certain benefits, such as disability benefits, to former or inactive employees after employment but before retirement.

Defined Contribution Plan. The Company maintains a defined contribution plan that covers substantially all employees. This plan, qualified under Section 401(a) of the Internal Revenue Code, is a retirement savings and investment plan for the Company’s salaried and hourly employees. Under certain provisions of the plan, the Company matches employees’ eligible contributions at established rates. The Company’s matching obligations were $23 million in 2025 and $22 million in both 2024 and 2023.

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

In 2026, the Company intends to submit to shareholders for approval a further Amended and Restated Stock-Based Award Plan. If approved, this updated plan will replace the existing stock-based award plans with respect to future grants while maintaining the validity of all outstanding awards previously issued under the current Plans.

Form 10-K ♦ Page 97

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The following table summarizes information for restricted stock awards and incentive compensation stock awards for 2025:

	Restricted Stock - Service Based		Restricted Stock - Performance Based		Incentive Compensation Stock
	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value	Number of Awards	Weighted- Average Grant-Date Fair Value
January 1, 2025	191,534	$370.27	88,504	$468.71	15,543	$497.76
Awarded	55,701	$510.86	32,254	$503.38	8,234	$489.84
Distributed	(73,623)	$383.21	(66,977)	$417.26	(4,378)	$367.88
Forfeited	(6,752)	$470.05	(7,545)	$499.19	(377)	$517.31
Adjustment for performance	—	$—	38,268	$417.25	—	$—
December 31, 2025	166,860	$407.46	84,504	$496.69	19,022	$523.83

The weighted-average grant-date fair value per share of service-based restricted stock awards granted during 2025, 2024 and 2023 was $510.86, $553.17 and $369.18, respectively. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during 2025, 2024 and 2023 was $503.38, $595.00 and $392.73, respectively. The weighted-average grant-date fair value per share of incentive compensation stock awards granted during 2025, 2024 and 2023 was $489.84, $548.68 and $362.08, respectively.

The aggregate intrinsic values for unvested service-based and performance-based restricted stock awards of $157 million and unvested incentive compensation stock awards of $4 million at December 31, 2025 were based on the closing price of the Company’s common stock at December 31, 2025, which was $622.66. The aggregate intrinsic values of service-based and performance-based restricted stock awards distributed during the years ended December 31, 2025, 2024 and 2023 were $74 million, $76 million and $48 million, respectively. The aggregate intrinsic values of incentive compensation stock awards distributed during the years ended December 31, 2025, 2024 and 2023 were $1 million, $4 million and $4 million, respectively. The aggregate intrinsic values for distributed awards were based on the closing prices of the Company’s common stock on the dates of distribution.

Prior to 2016, under the Plans, the Company granted options to employees to purchase its common stock at a price equal to the closing market value at the date of grant. Options became exercisable in four annual installments beginning one year after date of grant. Outstanding options expired ten years after the grant date.

The following table includes summary information for stock options as of December 31, 2025:

	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1, 2025	3,623	$154.58
Exercised	(3,623)	$154.58
Outstanding at December 31, 2025	-	$-

Exercisable at December 31, 2025	-	$-

The aggregate intrinsic values of options exercised during each of the three years ended December 31, 2025, 2024 and 2023 were immaterial.

At December 31, 2025, there were approximately 0.3 million awards available for grant under the Plans.

In 1996, the Company adopted the Shareholder Value Achievement Plan to award shares of the Company’s common stock to key senior employees based on certain common stock performance criteria over a long-term period. As of December 31, 2025, 0.2 million shares of common stock remain reserved for issuance. No awards have been granted under this plan since 2000.

Form 10-K ♦ Page 98

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The Company adopted and the shareholders approved the Common Stock Purchase Plan for Directors in 1996, which provides nonemployee members of the Board of Directors the election to receive all or a portion of their total fees in the form of the Company’s common stock. Beginning in 2016, members of the Board of Directors were not required to defer any of their fees in the form of the Company’s common stock. Under the terms of this plan, 0.3 million shares of common stock were reserved for issuance. Nonemployee members of the Board of Directors elected to defer portions of their fees representing 826, 834 and 1,333 shares of the Company’s common stock under this plan during 2025, 2024 and 2023, respectively.

The following table summarizes stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023, unrecognized compensation cost for nonvested awards at December 31, 2025 and the weighted-average period over which unrecognized compensation cost will be recognized:

(in millions, except year data)	Restricted Stock (Service- and Performance-Based)	Incentive Compensation Stock	Directors’ Fees Paid in Stock	Total
Stock-based compensation expense recognized for years ended December 31:
2025	$45	$1	$—	$46
2024	$56	$1	$1	$58
2023	$49	$1	$—	$50
Unrecognized compensation cost at December 31, 2025	$28	$1	$—	$29
Weighted-average period over which unrecognized compensation cost will be recognized	2.1 years	1.6 years

Total tax benefits related to stock-based compensation expense were $8 million, $9 million and $9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following presents expected stock-based compensation expense in future periods for outstanding awards as of December 31, 2025:

(in millions)
2026	$18
2027	9
2028	1
2029	1
Total	$29

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

Form 10-K ♦ Page 99

Part II ♦ Item 8 – Financial Statements and Supplementary Data

The components of lease cost are as follows:

years ended December 31 (in millions)	2025	2024	2023
Operating lease cost	$79	$74	$72
Finance lease cost:
Amortization of right-of-use assets	21	20	15
Interest on lease liabilities	10	6	4
Variable lease cost	18	14	18
Short-term lease cost	50	46	44
Total lease cost	$178	$160	$153

The Company has royalty agreements that are prescriptively excluded from the scope of ASC 842 and generally require royalty payments based on tons produced, tons sold or total sales dollars and also contain minimum payments. Royalty expense was $104 million, $92 million and $86 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The balance sheet classifications of operating and finance leases are as follows:

December 31 (in millions)	2025	2024
Operating leases:
Operating lease right-of-use assets	$367	$366

Current operating lease liabilities	$62	$55
Noncurrent operating lease liabilities	320	327
Total operating lease liabilities	$382	$382

Finance leases:
Property, plant and equipment	$368	$253
Accumulated depreciation	(79)	(58)
Property, plant and equipment, net	$289	$195

Other current liabilities	$15	$13
Other noncurrent liabilities	287	190
Total finance lease liabilities	$302	$203

The incremental borrowing rate ranged from 0.004% to 6.0% for the years ended December 31, 2025 and 2024. Weighted-average remaining lease terms and discount rates are as follows:

December 31	2025	2024
Weighted-average remaining lease terms (years):
Operating leases	10.2	11.1
Finance leases	22.0	18.7

Weighted-average discount rates:
Operating leases	4.5%	4.6%
Finance leases	3.9%	3.3%

Form 10-K ♦ Page 100

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Future lease payments as of December 31, 2025 are as follows:

	Operating	Finance
(in millions)	Leases	Leases
2026	$80	$28
2027	69	27
2028	58	29
2029	44	25
2030	36	25
Thereafter	208	345
Total lease payments	495	479
Less: imputed interest	(103)	(165)
Present value of lease payments	392	314
Less: leases classified as held for sale	(10)	(12)
Less: current lease obligations	(62)	(15)
Total long-term lease obligations	$320	$287

Note M: Shareholders’ Equity

The authorized capital structure of the Company includes 100 million shares of common stock, with a par value of $0.01 per share. At December 31, 2025, approximately 0.9 million common shares were reserved for issuance under stock-based award plans.

Pursuant to authority granted by its Board of Directors, the Company can repurchase up to 20 million shares of common stock. During 2025, 2024 and 2023, the Company repurchased 0.9 million, 0.8 million and 0.4 million shares of common stock, respectively. Future share repurchases are at the discretion of management. At December 31, 2025, 11.0 million shares of common stock were remaining under the Company’s repurchase authorization.

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

Asset Retirement Obligations. The Company incurs reclamation and teardown costs as part of its mining and production processes. Estimated future obligations are discounted to their present value and accreted to their projected future obligations via charges to operating expenses. Additionally, the fixed assets recorded concurrently with the liabilities are depreciated over the period until retirement activities are expected to occur. Total accretion and depreciation expenses for 2025, 2024 and 2023 were $20 million, $27 million and $16 million, respectively, and are included in Other operating income, net, in the consolidated statements of earnings.

The following shows the changes in asset retirement obligations:

years ended December 31 (in millions)	2025	2024	2023
Balance at beginning of year	$429	$397	$380
Accretion expense	11	11	11
Liabilities incurred and liabilities assumed in business combinations	2	12	34
Liabilities settled	(8)	(2)	(28)
Revisions in estimated cash flows	(81)	9	(13)
Liabilities reclassified from assets held for sale	—	2	13
Balance at end of year	$353	$429	$397

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

Insurance Accruals. At December 31, 2025 and 2024, accruals of $56 million and $53 million, respectively, were recorded for insurance claims.

Letters of Credit. In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At December 31, 2025, the Company was contingently liable for $34 million in letters of credit.

Surety Bonds. At December 31, 2025, the Company was contingently liable for $850 million in surety bonds required by certain governments and their related agencies. The bonds are provided in the normal course of business and are principally for certain insurance claims, construction contracts, reclamation obligations and mining permits guaranteeing the Company’s own performance. The Company has indemnified the underwriting insurance company against any exposure under the surety bonds. In the Company’s past experience, no material claims have been made against these financial instruments.

Purchase Commitments. The Company had purchase commitments for property, plant and equipment of $119 million as of December 31, 2025. The Company also had other purchase obligations related to energy and service contracts of $154 million as of December 31, 2025. The Company’s contractual purchase commitments as of December 31, 2025 are as follows:

(in millions)
2026	$174
2027	31
2028	13
2029	11
2030	12
Thereafter	32
Total	$273

Of the total contractual purchase commitments, $14 million was for the Company's Texas cement business and related ready mixed concrete operations that are classified as assets held for sale as of December 31, 2025.

Capital expenditures in 2025, 2024 and 2023 that were purchase commitments as of the prior year end were $150 million, $139 million and $111 million, respectively.

Contracts of Affreightment and Royalty Commitments. Future minimum contracts of affreightment and royalty commitments for all noncancelable agreements that are not accounted for as leases on the Company’s consolidated balance sheet as of December 31, 2025 are as follows:

(in millions)	Contracts of Affreightment	Royalty Commitments
2026	$17	$30
2027	18	17
2028	—	16
2029	—	13
2030	—	12
Thereafter	—	81
Total	$35	$169

Employees. As of December 31, 2025, approximately 13% of the Company’s employees are represented by a labor union. All such employees are hourly employees. The Company maintains collective bargaining agreements relating to the union employees within

Form 10-K ♦ Page 102

Part II ♦ Item 8 – Financial Statements and Supplementary Data

the Building Materials business and Specialties segment. Within the Specialties segment, 59% of hourly employees are represented by labor unions. The Company’s principal union contracts for the Specialties segment cover employees at the Manistee, Michigan, magnesia-based chemicals plant, the Woodville, Ohio, lime plant and the Gabbs, Nevada, magnesia mine and processing plant. The Woodville, Manistee and Gabbs collective bargaining agreements expire in June 2026, August 2027 and June 2028, respectively.

Note O: Segments

As of December 31, 2025, the Building Materials business is comprised of four divisions that represent individual operating segments. These operating segments are consolidated into two reportable segments, the East Group and the West Group, for financial reporting purposes, as they meet the aggregation criteria. The Specialties business represents an individual operating and reportable segment. The accounting policies used for segment reporting are the same as those described in Note A.

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

Corporate loss from operations primarily includes depreciation and amortization of corporate assets; expenses for corporate administrative functions; acquisition, divestiture and integration expenses; and other nonrecurring income and expenses not attributable to operations of the Company's other operating segments.

Earnings from operations for the West Group included an asset and portfolio rationalization charge of $21 million (see note R) in 2025; a $1.3 billion gain and $16 million of transaction expenses in 2024 and $6 million of transaction expenses in 2023 on the divestiture of the South Texas cement business and certain of its related ready mixed concrete operations (see Note B); and an asset and portfolio rationalization charge of $50 million (see Note R) in 2024.

The following tables display selected financial data for the Company’s reportable segments and reflect continuing operations only. Revenues, as presented on the consolidated statements of earnings, reflect the elimination of intersegment revenues, which represent sales from one segment to another segment and are immaterial. Income tax expense is not allocated to the Company's reportable segments.

year ended December 31, 2025 (in millions)	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$3,194	$2,515	$441	$6,150	$—	$6,150
Less:
Labor and benefits expense	417	300	59	776	3	779
Raw materials expense	89	128	26	243	—	243
Depreciation, depletion and amortization expense	314	212	26	552	3	555
Energy expense	146	103	36	285	—	285
External freight expense	114	234	39	387	—	387
Other costs of revenues	962	915	118	1,995	17	2,012
Selling, general and administrative expenses	164	147	27	338	105	443
Acquisition, divestiture and integration expenses	—	—	—	—	15	15
Other operating (income) expense, net	(4)	21	—	17	(23)	(6)
Segment Earnings (Loss) from Operations	$992	$455	$110	$1,557	$(120)	$1,437
Interest expense						230
Other nonoperating income, net						(19)
Earnings from continuing operations before income tax expense						$1,226

Form 10-K ♦ Page 103

Part II ♦ Item 8 – Financial Statements and Supplementary Data

year ended December 31, 2024 (in millions)	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$2,941	$2,401	$320	$5,662	$—	$5,662
Less:
Labor and benefits expense	391	296	39	726	1	727
Raw materials expense	96	178	18	292	—	292
Depreciation, depletion and amortization expense	259	191	15	465	3	468
Energy expense	145	105	31	281	—	281
External freight expense	108	208	31	347	—	347
Other costs of revenues	905	892	79	1,876	35	1,911
Selling, general and administrative expenses	139	136	20	295	134	429
Acquisition, divestiture and integration expenses	—	16	—	16	34	50
Other operating expense (income), net	7	(1,303)	(3)	(1,299)	(23)	(1,322)
Segment Earnings (Loss) from Operations	$891	$1,682	$90	$2,663	$(184)	2,479
Interest expense						169
Other nonoperating income, net						(56)
Earnings from continuing operations before income tax expense						$2,366

year ended December 31, 2023 (in millions)	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$2,763	$2,773	$315	$5,851	$—	$5,851
Less:
Labor and benefits expense	362	328	36	726	(7)	719
Raw materials expense	104	251	22	377	—	377
Depreciation, depletion and amortization expense	205	206	13	424	3	427
Energy expense	152	163	37	352	—	352
External freight expense	113	221	30	364	—	364
Other costs of revenues	854	932	80	1,866	1	1,867
Selling, general and administrative expenses	124	139	18	281	144	425
Acquisition, divestiture and integration expenses	—	6	—	6	6	12
Other operating (income) expense, net	(8)	(7)	3	(12)	(13)	(25)
Segment Earnings (Loss) from Operations	$857	$534	$76	$1,467	$(134)	$1,333
Interest expense						165
Other nonoperating income, net						(58)
Earnings from continuing operations before income tax expense						$1,226

Assets employed by segment include assets directly identified with those operations, including assets held for sale. Corporate assets consist primarily of cash, cash equivalents and restricted cash; property, plant and equipment for corporate operations; and other assets not directly identifiable with a reportable segment. Assets held for sale associated with discontinued operations are predominantly included in the West Group. The increase in assets employed in the Specialties segment is primarily due to the Premier acquisition (see Note B). The decrease in assets employed in the Corporate segment primarily relates to a decrease in cash and cash equivalents.

Form 10-K ♦ Page 104

Part II ♦ Item 8 – Financial Statements and Supplementary Data

December 31 (in millions) Assets employed	2025	2024
East Group	$8,783	$8,452
West Group	7,972	7,941
Specialties	883	269
Total reportable segments	17,638	16,662
Corporate	1,073	1,508
Total	$18,711	$18,170

The following tables display property additions for the Company's reportable segments:

years ended December 31 (in millions) Total property additions, including the impact of acquisitions	2025	2024	2023
East Group	$537	$3,185	$231
West Group	300	1,216	342
Specialties	377	32	39
Total reportable segments	1,214	4,433	612
Corporate	26	22	14
Total	$1,240	$4,455	$626

years ended December 31 (in millions) Property additions through acquisitions	2025	2024	2023
East Group	$92	$2,853	$—
West Group	2	732	—
Specialties	335	—	—
Total reportable segments	429	3,585	—
Corporate	—	—	—
Total	$429	$3,585	$—

Note P: Revenues and Gross Profit

The following tables, which are reconciled to consolidated amounts and reflect continuing operations only, provide revenues and gross profit (loss) by line of business: Building Materials (further divided by product line) and Specialties. Interproduct revenues represent sales from the aggregates product line to the other building materials product line.

Form 10-K ♦ Page 105

Part II ♦ Item 8 – Financial Statements and Supplementary Data

years ended December 31 (in millions) Revenues	2025	2024	2023
Building Materials business:
Aggregates	$5,004	$4,514	$4,302
Other Building Materials	992	1,078	1,479
Less: interproduct revenues	(287)	(250)	(245)
Total Building Materials business	5,709	5,342	5,536
Specialties	441	320	315
Total	$6,150	$5,662	$5,851

years ended December 31 (in millions) Gross profit (loss)	2025	2024	2023
Building Materials business:
Aggregates	$1,677	$1,449	$1,378
Other Building Materials	98	119	267
Total Building Materials business	1,775	1,568	1,645
Specialties	137	107	97
Corporate	(23)	(39)	3
Total	$1,889	$1,636	$1,745

Effective September 30, 2025, the Company combined the cement and ready mixed concrete and the asphalt and paving services product lines (hereinafter, other building materials). This change was driven by the reduced significance of each of these product lines relative to revenues from continuing operations and earnings from continuing operations as a result of the pending divestiture of the Company's Midlothian cement plant, related cement terminals and Texas ready mixed concrete plants (see Note B) and associated reclassification of these revenues and earnings to discontinued operations for all periods presented.

The above information for 2024 and 2023 has been reclassified to conform to current-year presentation. For the year ended December 31, 2024, the cement and ready mixed concrete product line reported revenues of $1.1 billion and gross profit of $260 million (of which, $874 million and $242 million, respectively, are classified as discontinued operations) and the asphalt and paving services product line reported revenues of $869 million and gross profit of $101 million. For the year ended December 31, 2023, the cement and ready mixed concrete product line reported revenues of $1.5 billion and gross profit of $436 million (of which, $1.0 billion and $276 million, respectively, are classified as discontinued operations) and the asphalt and paving services product line reported revenues of $887 million and gross profit of $109 million.

Domestic and foreign revenues are as follows:

years ended December 31 (in millions)	2025	2024	2023
Domestic	$6,092	$5,613	$5,781
Foreign	58	49	70
Total	$6,150	$5,662	$5,851

Performance Obligations. Performance obligations are contractual promises to transfer or provide a distinct good or service for a stated price. The Company’s product sales agreements are single-performance obligations that are satisfied at a point in time, and customer payment terms are generally 30 days from the invoice date. Performance obligations within paving service agreements are satisfied over time, primarily ranging from one day to two years. Customer payments for the paving operations are based on a contractual billing schedule and are typically "paid-when-paid", meaning the Company is paid once the customer is paid.

Future revenues from unsatisfied performance obligations at December 31, 2025, 2024 and 2023 were $162 million, $255 million and $251 million, respectively, where the remaining periods to complete these obligations ranged from one month to 24 months at December 31, 2025, one month to 36 months at December 31, 2024 and one month to 22 months at December 31, 2023.

Form 10-K ♦ Page 106

Part II ♦ Item 8 – Financial Statements and Supplementary Data

Service Revenues. Service revenues were $356 million, $411 million and $411 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are reported in the West Group. Service revenues include paving services in Colorado and California through its April 2025 divestiture date.

Note Q: Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

years ended December 31
(in millions)	2025	2024	2023
Accrued liabilities for purchases of property, plant and equipment	$140	$143	$128
Right-of-use assets obtained in exchange for new operating lease liabilities	$75	$68	$63
Right-of-use assets obtained in exchange for new finance lease liabilities	$67	$17	$22
Remeasurement of finance lease right-of-use assets	$50	$27	$—
Remeasurement of operating lease right-of-use assets	$(1)	$7	$10
Acquisition of assets through asset exchange	$—	$—	$5

Supplemental disclosures of cash flow information are as follows:

years ended December 31
(in millions)	2025	2024	2023
Cash paid for interest, net of amount capitalized	$229	$158	$159
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$82	$77	$77
Operating cash flows used for finance leases	$10	$6	$5
Financing cash flows used for finance leases	$23	$20	$17

Note R: Other Operating Income, Net

Other operating income, net, is comprised generally of gains and losses on divestitures and the sale of assets; asset and portfolio rationalization charges; recoveries and losses related to certain customer accounts receivable; recoveries and losses on the resolution of contingency accruals; rental, royalty and services income; and accretion expense, depreciation expense, and gains and losses related to asset retirement obligations. These net amounts represented income of $6 million, $1.3 billion and $25 million in 2025, 2024 and 2023, respectively.

In 2025, other operating income, net, included $18 million of gains on land sales, which were offset by a $21 million pretax asset and portfolio rationalization charge primarily related to the discontinuation of five operations in the West Group that are no longer commercially viable.

In 2024, other operating income, net, included a $1.3 billion pretax gain on the divestiture of the South Texas cement business and certain of its related ready mixed concrete operations and $28 million of gains on land sales, which were partially offset by a $50 million pretax asset and portfolio rationalization charge. The 2024 asset and portfolio rationalization charge relates to the Company's decision to discontinue usage of certain long-haul distribution facilities to transport aggregates products into Colorado because the AFS acquisition completed in January 2024 provides more economical, local aggregates supply. This charge, which is reported in the West Group, reflects the Company's evaluation of the recoverability of certain long-lived assets, including property, plant and equipment and operating lease right-of-use assets, for the cessation of these railroad operations.

In 2023, other operating income, net, included $20 million of gains on land sales.

Note S: Other Nonoperating Income, Net

Other nonoperating income, net, is comprised generally of interest income; foreign currency transaction gains and losses; pension and postretirement benefit cost (excluding service cost); net equity earnings from nonconsolidated investments and other miscellaneous income and expenses. Other nonoperating income, net, was $19 million, $56 million and $58 million in 2025, 2024

Form 10-K ♦ Page 107

Part II ♦ Item 8 – Financial Statements and Supplementary Data

and 2023, respectively. In 2025, other nonoperating income, net, included $10 million of interest income and $13 million of third-party railroad track maintenance expense. In 2024, other nonoperating income, net, included $40 million of interest income and $10 million of third-party railroad track maintenance expense. In 2023, other nonoperating income, net, included $47 million of interest income and $9 million of third-party railroad track maintenance expense.

Note T: Quarterly Information (Unaudited)

In connection with the pending QUIKRETE transaction, the associated financial results of the Company's Midlothian cement plant, related cement distribution terminals and Texas ready mixed concrete assets are reported as discontinued operations on its consolidated statements of earnings for all periods presented (see Note B). The following table provides unaudited summarized quarterly financial information on this basis to allow for a meaningful comparison of continuing operations.

(in millions)	Revenues		Gross Profit		Earnings from Continuing Operations		Consolidated Net Earnings		Net Earnings Attributable to Martin Marietta
Quarter	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
First	$1,161	$1,056	$314	$250	$104	$1,030	$116	$1,045	$116	$1,045
Second	1,609	1,552	496	449	292	241	328	294	328	293
Third	1,846	1,642	611	513	361	297	414	363	414	363
Fourth	1,534	1,412	468	424	233	248	279	294	279	294
Total	$6,150	$5,662	$1,889	$1,636	$990	$1,816	$1,137	$1,996	$1,137	$1,995

Form 10-K ♦ Page 108

Part II ♦ Item 9A – Controls and Procedures

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is included as the Statement of Financial Responsibility and Management’s Report on Internal Controls over Financial Reporting in Item 8, Financial Statements and Supplemental Data of this Form 10-K. The Company’s management concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of December 31, 2025. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements contained herein, also audited the Company’s internal control over financial reporting as of December 31, 2025. The audit report is included in Item 8, Financial Statements and Supplementary Data of this Form 10-K.

Management has excluded the internal control over financial reporting of Premier Magnesia, LLC from its assessment of the Company’s internal control over financial reporting as of December 31, 2025, because this business was acquired by the Company in a purchase business combination during 2025 and has not been integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. The excluded elements represent controls for $114 million of consolidated assets and $107 million of consolidated revenues as of and for the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that the Company’s control system will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance

Form 10-K ♦ Page 109

Part II ♦ Item 9A – Controls and Procedures

that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 9B – OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or adopted or terminated a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Form 10-K ♦ Page 110

Part III ♦ Item 10 – Directors, Executive Officers and Corporate Governance

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors of the Company, the Audit Committee of the Board of Directors, and the Audit Committee financial expert serving on the Audit Committee, all as required in response to this Item 10, is included under the captions "The Board of Directors," "Proposal 1: Election of Directors" and “Corporate Governance Matters” in the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the Company’s fiscal year ended December 31, 2025 (the “2026 Proxy Statement”), and that information is hereby incorporated by reference in this Form 10-K. Information concerning Section 16(a) reporting compliance is incorporated by reference to the information appearing under the caption “Section 16(a) Reports” in the 2026 Proxy Statement. Information concerning executive officers of the Company required in response to this Item 10 is included in Part I, under the heading Information about our Executive Officers of this Form 10-K. The information concerning the Company’s code of ethics required in response to this Item 10 is included in Part I, under the heading Available Information of this Form 10‑K.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required in response to this Item 11 is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Required Pay Disclosures,” “Corporate Governance Matters,” “Management Development and Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s 2026 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is included under the captions “General Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2026 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is included under the captions “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Corporate Governance Matters” in the Company’s 2026 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is included under the caption “Independent Auditors” in the Company’s 2026 Proxy Statement, and that information is hereby incorporated by reference in this Form 10-K.

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

(b) Index of Exhibits

Exhibit No.
2.01

Equity and Asset Purchase Agreement, dated as of November 20, 2023, among Martin Marietta Materials, Inc., CRH Americas Materials, Inc. and CRH plc (incorporated by reference to Exhibit 2.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on November 24, 2023) (Commission File No. 1-12744)

2.02

Equity and Asset Exchange Agreement, dated as of August 3, 2025, between Martin Marietta Materials, Inc. and Quikrete Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on August 7, 20205) (Commission File No. 1-12744)

3.01

Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 24, 2017) (Commission File No. 1-12744)

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
4.04

Indenture dated as of April 30, 2007 between Martin Marietta Materials, Inc. and Truist Bank (as successor by merger to SunTrust Bank and formerly known as Branch Banking and Trust Company, Inc.), as trustee (incorporated by reference to Exhibit 4.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on April 30, 2007 (Commission File No. 1-12744))

4.05

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

4.06

Indenture, dated as of May 22, 2017, between Martin Marietta Materials, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 22, 2017) (Commission File No. 1-12744)

4.07

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

4.08	Form of 3.450% Senior Notes due 2027 (included in Exhibit 4.11)
4.09

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

4.10	Form of 3.500% Senior Notes due 2027 (included in Exhibit 4.13)
4.11	Form of 4.250% Senior Notes due 2047 (included in Exhibit 4.13)
4.12

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

4.13	Form of 2.500% Senior Notes due 2030 (contained in Exhibit 4.16)
4.14

Fourth Supplemental Indenture, dated as of July 2, 2021, between Martin Marietta Materials, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on July 2, 2021) (Commission File No. 1-12744)

4.15	Form of 2.400% Senior Notes due 2031 (contained in Exhibit 4.18)
4.16	Form of 3.200% Senior Notes due 2051 (contained in Exhibit 4.18)
4.17

Fifth Supplemental Indenture, dated as of November 4, 2024, between Martin Marietta Materials, Inc. and Regions Bank, as trustee, (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 4, 2024) (Commission File No. 1-12744)

4.18	Form of 5.150% Senior Notes due 2034 (contained in Exhibit 4.21)
4.19	Form of 5.500% Senior Notes due 2054 (contained in Exhibit 4.21)
4.20

Description of the Company’s Capital Stock (incorporated by reference to Exhibit 4.17 to the Martin Marietta Materials, Inc. Current Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 1-12744))

10.01

$800,000,000 Credit Agreement dated as of December 21, 2021 among Martin Marietta Materials, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and Deutsche Bank AG New York Branch, PNC Bank, National Association, Truist Bank, and Wells Fargo Bank, National Association, as

Form 10-K ♦ 113

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
Co-Syndication Agents (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 27, 2021) (Commission File No. 1-12744)
10.02

Loan Modification No. 1 and Extension Agreement dated as of December 22, 2022, among Martin Marietta Materials, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 22, 2022) (Commission File No. 1-12744)

10.03

Loan Modification No. 2 and Extension Agreement dated as of December 21, 2023 among the Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 21, 2023) (Commission File No. 1-12744)

10.04

Loan Modification No. 3 and Extension Agreement dated as of December 20, 2024 among the Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on December 20, 2024) (Commission File No. 1-12744)

10.05

Loan Modification No. 4 and Extension Agreement dated as of December 19, 2025 among the Corporation, the Lenders (as defined in the Amendment) and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on December 19, 2025 (Commission File No. 1-27444)

10.06

Credit and Security Agreement dated as of April 19, 2013, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.07

Commitment Letter dated as of June 20, 2014 to the Credit and Security Agreement, dated as of April 19, 2013 (as last amended April 18, 2014), among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on June 25, 2014) (Commission File No. 1-12744)

10.08

Second Amendment to Credit and Security Agreement, dated as of April 18, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2014) (Commission File No. 1-12744)

10.09

Fifth Amendment to Credit and Security Agreement, dated as of September 30, 2014, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on October 3, 2014) (Commission File No. 1-12744)

10.10

Seventh Amendment to Credit and Security Agreement, dated as of September 28, 2016, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 30, 2016) (Commission File No. 1-12744)

10.11

Ninth Amendment to Credit and Security Agreement, dated as of April 17, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 17, 2018) (Commission File No. 1-12744)

Form 10-K ♦ 114

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.12

Tenth Amendment to Credit and Security Agreement, dated as of September 28, 2018, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 25, 2018) (Commission File No. 1-12744)

10.13

Eleventh Amendment to Credit and Security Agreement, dated as of September 24, 2019, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, as lender, together with the other lenders from time to time party thereto, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 24, 2019) (Commission File No. 1-12744)

10.14

Twelfth Amendment to Credit and Security Agreement, dated as of September 23, 2020, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 23, 2020) (Commission File No. 1-12744)

10.15

Thirteenth Amendment to Credit and Security Agreement, dated as of September 22, 2021, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 23, 2021) (Commission File No. 1-12744)

10.16

Fourteenth Amendment to Credit Agreement, dated as of September 21, 2022, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (including a conformed copy of the Credit Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 21, 2022) (Commission File No. 1-12744)

10.17

Fifteenth Amendment to Credit Agreement, dated as of September 20, 2023, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (including a conformed copy of the Credit Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on September 20, 2023) (Commission File No. 1-12744)

10.18

Sixteenth Amendment to Credit Agreement, dated as of September 18, 2024, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to Sun Trust Bank, as administrative agent for the lenders (including a conformed copy of the Credit Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on September 19, 2024) (Commission File No. 1-12744)

10.19

Seventeenth Amendment to Credit Agreement, dated as of September 16, 2025, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to SunTrust Bank, as administrative agent for the lenders (including a conformed copy of the Credit Agreement attached as Exhibit A thereto). (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on September 17, 2025) (Commission File No. 1-12744)

Form 10-K ♦ 115

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
10.20

Purchase and Contribution Agreement dated as of April 19, 2013, between Martin Marietta Materials, Inc., as seller and as servicer, and Martin Marietta Funding LLC, as buyer (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Current Report on Form 8-K filed on April 24, 2013) (Commission File No. 1-12744)

10.21

Form of Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on August 19, 2008) (Commission File No. 1-12744)**

10.22

Amended and Restated Martin Marietta Materials, Inc. Common Stock Purchase Plan for Directors (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.23

Martin Marietta Materials, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.24

Martin Marietta Materials, Inc. Incentive Stock Plan, as Amended (incorporated by reference to Exhibit 10.06 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.25

Martin Marietta Amended and Restated Stock-Based Award Plan last amended and restated February 18, 2016 (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.26

Martin Marietta Executive Cash Incentive Plan adopted February 18, 2016 (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016) (Commission File No. 1-12744)**

10.27

Martin Marietta Materials, Inc. Amended Omnibus Securities Award Plan (incorporated by reference to Exhibit 10.16 to the Martin Marietta Materials, Inc. Annual Report on Form 10‑K for the fiscal year ended December 31, 2000) (Commission File No. 1-12744)**

10.28

Martin Marietta Materials, Inc. Third Amended and Restated Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012) (Commission File No. 1-12744)**

10.29

Form of Option Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.11 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.30

Form of Amendment to the Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.13 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008) (Commission File No. 1-12744)**

10.31

Form of Restricted Stock Unit Agreement for Directors under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.14 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013) (Commission File No. 1-12744)**

10.32

Form of Special Restricted Stock Unit Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.19 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (Commission File No. 1-12744)**

10.33

Form of Performance-Based Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.02 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (Commission File No. 1-12744)**

10.34	Form of First Amendment to the Martin Marietta Materials, Inc. Third Amended and Restated Employment Protection Agreement (incorporated by reference to Exhibit 10.1 to the Martin Marietta

Form 10-K ♦ 116

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Exhibit No.
Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**
10.35

Form of Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.36

Form of Performance Share Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.3 to the Martin Marietta Materials, Inc. Current Report on Form 8‑K, filed on December 18, 2018) (Commission File No. 1-12744)**

10.37

Form of Directors’ Restricted Stock Unit Award Agreement under the Martin Marietta Materials, Inc. Amended and Restated Stock-Based Award Plan (incorporated by reference to Exhibit 10.27 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2018) (Commission File No. 1-12744)**

10.38

Martin Marietta Nonqualified Deferred Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))**

10.39

Martin Marietta Nonqualified Deferred Cash Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc. Current Report on Form 8-K, filed on June 29, 2020 (Commission File No. 1-12744))**

10.40

Offer Letter, dated as of January 11, 2019, by and between Martin Marietta Materials, Inc. and Robert J. Cardin (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc. Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019) (Commission File No. 1-12744)**

19.01

Martin Marietta Insider Trading Policy (incorporated by reference to Exhibit 19.01 to the Martin Marietta Materials, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2024) (Commission File No. 1-12744)

*21.01	List of subsidiaries of Martin Marietta Materials, Inc.
*23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for Martin Marietta Materials, Inc. and consolidated subsidiaries
*24.01	Powers of Attorney (included in this Form 10-K immediately following Signatures)
*31.01	Certification dated February 19, 2026 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934, rule 13a‑14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification dated February 19, 2026 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934, rule 13a‑14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.01	Certification dated February 19, 2026 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.02	Certification dated February 19, 2026 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95	Mine Safety Disclosure Exhibit
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

Other material incorporated by reference:

Form 10-K ♦ 117

Part IV ♦ Item 15 – Exhibits and Financial Statement Schedules

Martin Marietta Materials, Inc.’s 2026 Proxy Statement to be filed pursuant to Regulation 14A, portions of which are incorporated by reference in this Form 10-K. Those portions of the 2026 Proxy Statement which are not incorporated by reference shall not be deemed to be “filed” as part of this report.

* Filed herewith

** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(c) Financial Statement Schedule

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

Col A	Col B	Col C		Col D		Col E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts- describe	Deductions- describe		Balance at end of period
	(Amounts in Millions)
Year Ended December 31, 2025
Allowance for estimated credit losses	$8	$—	$—	$1	(a)	$7

Year ended December 31, 2024
Allowance for estimated credit losses	$12	$—	$—	$4	(a)	$8

Year ended December 31, 2023
Allowance for estimated credit losses	$11	$1	$—	$—		$12
a.
Change in estimates

ITEM 16 – FORM 10-K SUMMARY

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

Form 10-K ♦ 118

♦ Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.

By:	/s/ Sara W. Brown
Sara W. Brown
Deputy General Counsel and Assistant Corporate Secretary

Dated: February 19, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints Sara W. Brown as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, full power and authority to do and perform each in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Form 10-K ♦ 119

♦ Signatures

Signature	Title	Date

/s/ C. Howard Nye	Chair of the Board,	February 19, 2026
C. Howard Nye	President and Chief Executive Officer

/s/ Michael J. Petro	Senior Vice President	February 19, 2026
Michael J. Petro	and Chief Financial Officer

/s/ Robert J. Cardin	Senior Vice President,	February 19, 2026
Robert J. Cardin	Controller and Chief Accounting Officer

/s/ Dorothy M. Ables	Director	February 19, 2026
Dorothy M. Ables

/s/ Sue W. Cole	Director	February 19, 2026
Sue W. Cole

/s/ Anthony R. Foxx	Director	February 19, 2026
Anthony R. Foxx

/s/ John J. Koraleski	Director	February 19, 2026
John J. Koraleski

/s/ Mary T. Mack	Director	February 19, 2026
Mary T. Mack

/s/ Laree E. Perez	Director	February 19, 2026
Laree E. Perez

/s/ Thomas H. Pike	Director	February 19, 2026
Thomas H. Pike

/s/ Donald W. Slager	Director	February 19, 2026
Donald W. Slager

/s/ David C. Wajsgras	Director	February 19, 2026
David C. Wajsgras

Form 10-K ♦ 120