Form 10-Q
period 2026-03-31
MARTIN MARIETTA MATERIALS INC
filed 2026-04-30
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2026
Common Stock, $0.01 par value	60,045,900

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(In Millions, Except Share and Par Value Data)
ASSETS
Current Assets:
Cash and cash equivalents	$273	$67
Accounts receivable, net	780	723
Inventories, net	1,213	1,078
Current assets held for sale	8	1,230
Other current assets	82	95
Total Current Assets	2,356	3,193

Property, plant and equipment	17,810	15,330
Allowances for depreciation, depletion and amortization	(5,168)	(5,040)
Net property, plant and equipment	12,642	10,290
Goodwill	3,828	3,614
Other intangibles, net	505	459
Operating lease right-of-use assets, net	381	367
Other noncurrent assets	785	788
Total Assets	$20,497	$18,711

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$329	$389
Accrued salaries, benefits and payroll taxes	53	100
Accrued income taxes	261	5
Accrued other taxes	47	46
Accrued interest	60	38
Current maturities of long-term debt	—	30
Current operating lease liabilities	65	62
Unpaid commitments to limited liability companies	51	51
Other current liabilities	168	174
Total Current Liabilities	1,034	895

Long-term debt	5,294	5,293
Deferred income taxes, net	1,627	1,266
Noncurrent operating lease liabilities	329	320
Other noncurrent liabilities	916	903
Total Liabilities	9,200	8,677

Commitments and contingent liabilities - Note 9	—	—

Equity:
Common stock, par value $0.01 per share (60,045,900 shares and 60,309,739 shares outstanding at March 31, 2026 and December 31, 2025, respectively)	1	1
Preferred stock, par value $0.01 per share	—	—
Additional paid-in capital	3,578	3,569
Accumulated other comprehensive earnings	53	60
Retained earnings	7,663	6,402
Total Shareholders' Equity	11,295	10,032
Noncontrolling interests	2	2
Total Equity	11,297	10,034
Total Liabilities and Equity	$20,497	$18,711

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended
	March 31,
	2026	2025
	(In Millions, Except Per Share Data)
Revenues	$1,362	$1,162
Cost of revenues	1,052	847

Gross Profit	310	315

Selling, general and administrative expenses	133	125
Acquisition, divestiture and integration expenses	5	2
Other operating expense, net	10	9
Earnings from Operations	162	179

Interest expense	56	56
Other nonoperating income, net	(11)	(9)
Earnings from continuing operations before income tax expense	117	132
Income tax expense	38	28
Earnings from continuing operations	79	104
Earnings from discontinued operations, net of income tax expense	1,434	12
Consolidated net earnings	1,513	116
Less: Net earnings attributable to noncontrolling interests	—	—
Net Earnings Attributable to Martin Marietta	$1,513	$116

Consolidated Comprehensive Earnings (See Note 1):
Consolidated comprehensive earnings attributable to Martin Marietta	$1,506	$117
Comprehensive earnings attributable to noncontrolling interests	—	—
	$1,506	$117
Net Earnings Attributable to Martin Marietta
Per Common Share:
Basic from continuing operations attributable to common shareholders	$1.32	$1.71
Basic from discontinued operations attributable to common shareholders	23.79	0.20
Total basic attributable to common shareholders	$25.11	$1.91

Diluted from continuing operations attributable to common shareholders	$1.31	$1.70
Diluted from discontinued operations attributable to common shareholders	23.75	0.20
Total diluted attributable to common shareholders	$25.06	$1.90

Weighted-Average Common Shares Outstanding:
Basic	60.3	60.9
Diluted	60.4	61.0

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Millions)
Cash Flows from Operating Activities:
Consolidated net earnings	$1,513	$116
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	167	154
Stock-based compensation expense	31	31
(Gain) Loss on divestitures and sales of assets	(1,965)	1
Deferred income taxes, net	277	3
Other items, net	3	(1)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(57)	(66)
Inventories, net	(22)	(57)
Accounts payable	35	24
Other assets and liabilities, net	245	13
Net Cash Provided by Operating Activities	227	218

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(186)	(233)
Acquisitions, net of cash acquired	20	—
Proceeds from divestitures and sales of assets	452	2
Investments in limited liability company	—	(20)
Other investing activities, net	7	(11)
Net Cash Provided by (Used for) Investing Activities	293	(262)

Cash Flows from Financing Activities:
Proceeds from borrowings	175	—
Repayments of debt	(205)	—
Payments on finance lease obligations	(6)	(5)
Dividends paid	(51)	(49)
Repurchases of common stock	(200)	(450)
Shares withheld for employees’ income tax obligations	(26)	(21)
Other financing activities, net	(1)	—
Net Cash Used for Financing Activities	(314)	(525)
Net Increase (Decrease) in Cash and Cash Equivalents	206	(569)
Cash and Cash Equivalents, beginning of period	67	670
Cash and Cash Equivalents, end of period	$273	$101

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In Millions, Except Share and Per Share Data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Earnings	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	61,126,646	$1	$3,550	$(13)	$5,915	$9,453	$3	$9,456
Consolidated net earnings	—	—	—	—	116	116	—	116
Other comprehensive earnings, net of tax	—	—	—	1	—	1	—	1
Dividends declared ($0.79 per common share)	—	—	—	—	(48)	(48)	—	(48)
Issuances of common stock for stock award plans	62,975	—	3	—	—	3	—	3
Shares withheld for employees' income tax obligations	—	—	(21)	—	—	(21)	—	(21)
Repurchases of common stock	(910,831)	—	—	—	(454)	(454)	—	(454)
Stock-based compensation expense	—	—	31	—	—	31	—	31
Balance at March 31, 2025	60,278,790	$1	$3,563	$(12)	$5,529	$9,081	$3	$9,084

Balance at December 31, 2025	60,309,739	$1	$3,569	$60	$6,402	$10,032	$2	$10,034
Consolidated net earnings	—	—	—	—	1,513	1,513	—	1,513
Other comprehensive loss, net of tax	—	—	—	(7)	—	(7)	—	(7)
Dividends declared ($0.83 per common share)	—	—	—	—	(50)	(50)	—	(50)
Issuances of common stock for stock award plans	61,616	—	4	—	—	4	—	4
Shares withheld for employees' income tax obligations	—	—	(26)	—	—	(26)	—	(26)
Repurchases of common stock	(325,455)	—	—	—	(202)	(202)	—	(202)
Stock-based compensation expense	—	—	31	—	—	31	—	31
Balance at March 31, 2026	60,045,900	$1	$3,578	$53	$7,663	$11,295	$2	$11,297

See accompanying notes to the consolidated financial statements.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Significant Accounting Policies

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of March 31, 2026, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 480 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides other building materials, namely, ready mixed concrete, asphalt and paving services, in vertically-integrated structured markets where the Company also has a notable aggregates position.

The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates and other building materials product lines are reported collectively as the Building Materials business.

In connection with closing an asset exchange during the quarter ended March 31, 2026 (see Note 2), the Company updated its reportable segments. As of March 31, 2026, the Building Materials business includes two reportable segments: East Group (comprised of the East and Southwest divisions) and West Group (comprised of the Central and West divisions). The Company has recast all comparative prior-period information presented in the related notes to the financial statements to reflect the updated reportable segments.

BUILDING MATERIALS BUSINESS
Reportable Segments	East Group	West Group
Operating Locations	Alabama, Arkansas, Florida, Georgia, Louisiana, Maryland, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Nova Scotia and The Bahamas	Arizona, California, Colorado, Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Ohio, Nebraska, Tennessee, Utah, Washington, West Virginia, Wyoming, and British Columbia

Products and Services	Aggregates	Aggregates, Ready Mixed Concrete, Asphalt and Paving Services

The Company also operates a Specialties business (formerly known as the Magnesia Specialties business), which represents a separate reportable segment. The Specialties business produces high-purity natural and synthetic magnesia-based products, including magnesium sulfate, magnesium oxide and magnesium hydroxide, used in environmental, industrial, agricultural, construction, consumer and specialty applications. The Specialties business also produces dolomitic lime, which is sold primarily to external customers for use in steel production and soil stabilization, and is used internally as a raw material input in synthetic magnesia production. Specialties' production facilities are located in Michigan, Ohio, Nevada, North Carolina, Indiana and Pennsylvania.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Consolidated Comprehensive Earnings and Accumulated Other Comprehensive Earnings (Loss)

Consolidated comprehensive earnings consist of consolidated net earnings, adjustments for the funded status of pension and postretirement benefit plans and foreign currency translation adjustments and are presented in the Company’s consolidated statements of earnings and comprehensive earnings.

Consolidated comprehensive earnings attributable to Martin Marietta are as follows:

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Millions)
Net earnings attributable to Martin Marietta	$1,513	$116
Other comprehensive (loss) earnings, net of tax	(7)	1
Consolidated comprehensive earnings attributable to Martin Marietta	$1,506	$117

Accumulated other comprehensive earnings (loss) consists of unrecognized gains and losses related to the funded status of the pension and postretirement benefit plans and foreign currency translation adjustments and is presented on the Company’s consolidated balance sheets.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the changes in accumulated other comprehensive earnings (loss), net of tax, are as follows:

	(Dollars in Millions)
	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Earnings (Loss)
	Three Months Ended March 31, 2026
Balance at beginning of period	$62	$(2)	$60
Other comprehensive loss before reclassifications, net of tax	—	(8)	(8)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1	—	1
Other comprehensive earnings (loss), net of tax	1	(8)	(7)
Balance at end of period	$63	$(10)	$53

	Three Months Ended March 31, 2025
Balance at beginning of period	$(9)	$(4)	$(13)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1	—	1
Other comprehensive earnings, net of tax	1	—	1
Balance at end of period	$(8)	$(4)	$(12)

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive earnings (loss) are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Millions)
Balance at beginning of period	$18	$41
Tax effect of other comprehensive earnings	(1)	(1)
Balance at end of period	$17	$40

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications out of accumulated other comprehensive earnings (loss) are as follows:

	Three Months Ended		Affected line items in the consolidated
	March 31,		statements of earnings
	2026	2025	and comprehensive earnings
	(Dollars in Millions)
Pension and postretirement benefit plans
Amortization of prior service cost	$2	$2	Other nonoperating income, net
Tax effect	(1)	(1)	Income tax expense
Total	$1	$1

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

The following table reconciles the denominator for basic and diluted earnings from continuing operations per common share:

	Three Months Ended
	March 31,
	2026	2025
	(In Millions)
Basic weighted-average common shares outstanding	60.3	60.9
Effect of dilutive employee and director awards	0.1	0.1
Diluted weighted-average common shares outstanding	60.4	61.0

New Accounting Pronouncement

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

For the Quarter Ended March 31, 2026

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

2.
Business Combinations, Divestitures, Discontinued Operations and Assets and Liabilities Held for Sale

Business Combinations

QUIKRETE Holdings, Inc. On February 23, 2026, the Company completed its previously announced asset exchange with QUIKRETE Holdings, Inc. (QUIKRETE). Under the terms of the transaction, Martin Marietta acquired aggregates operations producing approximately 20 million tons annually in Virginia, Missouri, Kansas and Vancouver, British Columbia and an asphalt and paving business in Vancouver, British Columbia, along with $450 million in cash. In exchange, QUIKRETE acquired the Company’s Midlothian cement plant, related cement distribution terminals, Texas ready mixed concrete assets and certain nonoperating land. The acquired aggregates facilities complement Martin Marietta's existing geographic footprint in its Central Division and allow the Company to expand into new growth platforms in Virginia and the Pacific Northwest.

The Company determined the acquisition-date fair values of assets acquired and liabilities assumed. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. As such, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remains open as of March 31, 2026. Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, inventory; property, plant and equipment; intangible assets; other assets; other liabilities; deferred income taxes and goodwill. Of the total goodwill generated by the transaction, $141 million is not deductible and $79 million is deductible for income tax purposes.

The following is a summary of the preliminary estimated fair values of the assets acquired and liabilities assumed as of February 23, 2026 (dollars in millions):

Assets:
Cash	$470
Inventories	109
Property, plant and equipment [1]	2,422
Intangible assets, other than goodwill	53
Other assets	15
Total assets	3,069
Liabilities:
Deferred income taxes	84
Other liabilities	30
Total liabilities	114
Net identifiable assets acquired	2,955
Goodwill	220
Total consideration	$3,175

1 Includes mineral reserves of $2.0 billion.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenues and pretax loss attributable to QUIKRETE included in the Company's consolidated statements of earnings and comprehensive earnings were $42 million and $14 million, respectively, for the three months ended March 31, 2026. The pretax loss includes a $22 million charge for the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting.

The following unaudited pro forma financial information summarizes the combined results of the continuing operations for the Company and QUIKRETE as though the companies were combined as of January 1, 2025. The unaudited pro forma financial information does not purport to project the future financial position or operating results of the combined company. Consistent with the assumed acquisition date of January 1, 2025, the pro forma financial results include $8 million of after-tax acquisition and integration expenses and a $49 million after-tax charge from selling inventory after its markup to fair value for the three months ended March 31, 2025.

The following pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2025:

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Millions)
Revenues	$1,412	$1,234
Net earnings from continuing operations attributable to Martin Marietta	$106	$50

Premier Magnesia, LLC. On July 25, 2025, the Company acquired Premier Magnesia, LLC (Premier), a privately-owned producer and distributor of magnesia-based products, using cash on hand and credit facility borrowings. Premier is the largest producer of natural magnesite and magnesium sulfate, or Epsom salt, in the United States, with facilities in Nevada, North Carolina, Indiana and Pennsylvania. This transaction expanded the Company's product offerings to new and existing customers and enhanced the Company's Specialties business. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Thus, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remains open as of March 31, 2026. Specific accounts subject to ongoing purchase accounting adjustments, include, but are not limited to, property, plant and equipment; goodwill; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's Specialties reportable segment and is immaterial for other business combination disclosures, including pro-forma results of operations.

Divestitures

On February 23, 2026, the Company divested its Midlothian cement plant, related cement distribution terminals, Texas ready mixed concrete plants and certain nonoperating land as part of the QUIKRETE asset exchange. The divestiture of the Company's sole cement business and remaining Texas ready mixed concrete operations optimizes its portfolio and product mix and preserves balance sheet capacity to pursue pure-play aggregates opportunities. The transaction resulted in an after-tax gain of $1.4 billion, which is included in earnings from discontinued operations, net of income tax expense, in the Company's consolidated statement of earnings and comprehensive earnings for the three months ended March 31, 2026 and is exclusive of transaction expenses incurred due to the divestiture.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Discontinued Operations

The associated financial results for the Company's Midlothian cement plant, related cement distribution terminals and Texas ready mixed concrete plants, which are part of the East Group, are reported as discontinued operations on the consolidated statements of earnings and comprehensive earnings through their February 23, 2026 divestiture date.

Financial results for the Company's discontinued operations are as follows:

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Millions)
Revenues	$108	$191
Cost of revenues	99	171
Gross profit	$9	$20

Pretax (loss) earnings from operations	$(7)	$15
Pretax gain on divestiture	1,963	—
Pretax earnings	1,956	15
Income tax expense	522	3
Earnings from discontinued operations, net of income tax expense	$1,434	$12

Cash flow information for the Company's discontinued operations is as follows:

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Millions)
Net cash provided by operating activities	$50	$36

Additions to property, plant and equipment	$(14)	$(47)
Proceeds from divestitures and sales of assets	450	—
Net cash provided by (used for) investing activities	$436	$(47)

Assets and Liabilities Held for Sale

Assets and liabilities held for sale at March 31, 2026 include certain nonoperating land. At December 31, 2025, assets and liabilities held for sale also included the Company's Midlothian cement plant, related cement distribution terminals and Texas ready mixed concrete plants, which were divested in February 2026.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets and liabilities held for sale are as follows:

	March 31, 2026	December 31, 2025
	Continuing Operations	Continuing Operations	Discontinued Operations	Total
	(Dollars in Millions)
Inventories, net	$—	$—	$98	$98
Investment land	8	11	—	11
Property, plant and equipment	—	—	486	486
Goodwill	—	—	374	374
Intangible assets, excluding goodwill	—	—	249	249
Operating lease right-of-use assets	—	—	10	10
Other assets	—	—	2	2
Total current assets held for sale	$8	$11	$1,219	$1,230

Lease obligations	$—	$—	$22	$22
Other liabilities	—	—	12	12
Total current liabilities held for sale	$—	$—	$34	$34
3.
Goodwill and Other Intangible Assets

The following table shows the changes in goodwill by reportable segment and in total:

	East	West
	Group	Group	Specialties	Total
	(Dollars in Millions)
Balance at January 1, 2026	$1,733	$1,672	$209	$3,614
Acquisitions	21	199	—	220
Divestitures	(10)	—	—	(10)
Adjustments to purchase price allocations	—	5	—	5
Foreign currency translation	—	(1)	—	(1)
Balance at March 31, 2026	$1,744	$1,875	$209	$3,828

All intangible assets acquired during 2026 were from business combinations and are as follows:

(Dollars in Millions)	Amount	Weighted-average amortization period
Subject to amortization:
Customer relationships	$32	14 years
Use rights and other	21	25 years
Total	$53	19 years

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.
Inventories, Net

	March 31,	December 31,
	2026	2025
	(Dollars in Millions)
Finished products	$1,499	$1,378
Products in process	18	14
Raw materials	69	49
Supplies and expendable parts	129	124
Total inventories	1,715	1,565
Less: allowances	(502)	(487)
Inventories, net	$1,213	$1,078

5.
Debt

	March 31,	December 31,
	2026	2025
	(Dollars in Millions)
3.450% Senior Notes, due 2027	299	299
3.500% Senior Notes, due 2027	493	493
2.500% Senior Notes, due 2030	474	473
2.400% Senior Notes, due 2031	891	891
5.150% Senior Notes, due 2034	739	739
6.25% Senior Notes, due 2037	229	229
4.250% Senior Notes, due 2047	591	591
3.200% Senior Notes, due 2051	851	851
5.500% Senior Notes, due 2054	727	727
Trade Receivable Facility, interest rate of 4.57% at December 31, 2025	—	30
Total debt	5,294	5,323
Less: current maturities	—	(30)
Long-term debt	$5,294	$5,293

The Company has a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Deutsche Bank Securities, Inc., PNC Bank, Truist Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the lenders party thereto (the Credit Agreement), which provides for an $800 million five-year senior unsecured revolving facility (the Revolving Facility) with a maturity date of December 21, 2030. Borrowings under the Revolving Facility bear interest, at the Company’s option, at rates based upon the Secured Overnight Financing Rate (SOFR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. Any outstanding principal amounts, together with interest accrued thereon, are due in full on that maturity date. There were no borrowings outstanding under the Revolving Facility as of March 31, 2026 and December 31, 2025. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At March 31, 2026 and December 31, 2025, the Company had $3 million of outstanding letters of credit issued under the Revolving Facility.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Credit Agreement requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing-twelve months (the Ratio) to not exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio any debt incurred in connection with certain acquisitions during the quarter or three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.25x. Additionally, if no amounts are outstanding under the Revolving Facility or the Company's trade receivable securitization facility (discussed below), consolidated debt, as defined, which includes debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at March 31, 2026.

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

6.
Financial Instruments

The Company’s financial instruments include temporary cash investments, accounts receivable, accounts payable, Trade Receivable Facility borrowings and publicly-registered long-term notes and debentures.

Temporary cash investments are placed primarily in money market funds, money market demand deposit accounts and Eurodollar time deposit accounts with financial institutions. The Company’s cash equivalents have maturities of less than three months. Due to the short maturity of these investments, they are carried on the consolidated balance sheets at cost, which approximates fair value.

Accounts receivable are due from a large number of customers, primarily in the construction industry, and are dispersed across wide geographic and economic regions. However, accounts receivable are more heavily concentrated in certain states, namely Texas, North Carolina, Colorado, California, Georgia, Florida, South Carolina, Arizona, Iowa and Minnesota. The carrying values of accounts receivable approximate their fair values.

Accounts payable represent amounts owed to suppliers and vendors. The estimated carrying value of accounts payable approximates its fair value due to the short-term nature of the payables.

The carrying value and fair value of the Company’s debt were $5.3 billion and $4.7 billion, respectively, at March 31, 2026 and $5.3 billion and $4.9 billion, respectively, at December 31, 2025. Due to its short-term nature, the carrying value of Trade Receivable Facility borrowings at December 31, 2025 approximates its fair value. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 1 of the fair value hierarchy using quoted market prices.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.
Income Taxes

The Company's effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves. The effective income tax rates for continuing operations were 32.3% and 21.2% for the three months ended March 31, 2026 and 2025, respectively. The higher 2026 effective income tax rate versus 2025 was primarily attributable to the revaluation of deferred tax liabilities driven by changes in the state jurisdictional mix of the business following the QUIKRETE transaction.

The Company invests in renewable energy investment entities which qualify for tax credits and other tax benefits (RETC projects) and are accounted for under the proportional amortization method. For the three months ended March 31, 2026 and 2025, the Company's annualized effective tax rate included the proportional amortization of these investments of $11 million and $7 million, respectively, offset by other tax benefits of $10 million and $7 million, respectively. Unfunded commitments of tax equity investments as of March 31, 2026 and December 31, 2025 are recorded in Unpaid commitments in limited liability companies on the consolidated balance sheets.

8.
Pension Benefits

The net periodic benefit cost for pension benefits includes the following components:

	Three Months Ended March 31,
	2026	2025
	(Dollars in Millions)
Service cost	$9	$9
Interest cost	15	15
Expected return on assets	(23)	(21)
Amortization of prior service cost	2	2
Net periodic benefit cost	$3	$5

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At March 31, 2026, the Company was contingently liable for $31 million in letters of credit.

10.
Segments

The Building Materials business is comprised of four divisions that represent individual operating segments. These operating segments are consolidated into two reportable segments, the East Group and the West Group, for financial reporting purposes, as they meet the aggregation criteria (see Note 1 for 2026 changes to the components of the East Group and West Group reportable segments). The Specialties business represents an individual operating and reportable segment.

The Company’s Chief Operating Decision Maker (CODM) is the Chair, President and Chief Executive Officer. The CODM reviews results by reportable segment on a quarterly basis and allocates resources to achieve the Company’s strategic objectives based on an evaluation of each reportable segment’s performance. This evaluation is largely based on segment earnings (loss) from operations, as management believes this is the best metric of segment profitability and operating performance. Segment earnings (loss) from operations is also a measure in the determination of incentive compensation targets and awards. Segment earnings (loss) from operations include revenues less cost of revenues; selling, general and administrative expenses; other operating income and expenses, net; and exclude interest income and expense; other nonoperating income and expenses, net; and income tax expense.

The significant expense categories shown below align with the segment-level information regularly provided to the CODM. Other costs of revenues for each reportable segment mainly include raw materials, repairs and maintenance, contract services, supplies and royalties.

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended March 31, 2026
	(Dollars in Millions)
	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$835	$384	$143	$1,362	$—	$1,362
Less:
Labor and benefits expense	92	84	23	199	—	199
Depreciation, depletion and amortization expense	82	59	11	152	1	153
Energy expense	36	25	12	73	—	73
External freight expense	63	29	11	103	—	103
Other costs of revenues	285	192	41	518	6	524
Selling, general and administrative expenses	44	36	10	90	43	133
Acquisition, divestiture and integration expenses	—	—	—	—	5	5
Other operating expense, net	3	2	—	5	5	10
Segment Earnings (Loss) from Operations	$230	$(43)	$35	$222	$(60)	$162
Interest expense						56
Other nonoperating income, net						(11)
Consolidated earnings from continuing operations before income tax expense						$117

	Three Months Ended March 31, 2025
	(Dollars in Millions)
	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$758	$317	$87	$1,162	$—	$1,162
Less:
Labor and benefits expense	84	75	11	170	—	170
Depreciation, depletion and amortization expense	75	48	4	127	1	128
Energy expense	32	21	9	62	—	62
External freight expense	49	19	7	75	—	75
Other costs of revenues	239	155	18	412	—	412
Selling, general and administrative expenses	42	37	5	84	41	125
Acquisition, divestiture and integration expenses	—	—	—	—	2	2
Other operating expense, net	—	4	—	4	5	9
Segment Earnings (Loss) from Operations	$237	$(42)	$33	$228	$(49)	$179
Interest expense						56
Other nonoperating income, net						(9)
Consolidated earnings from continuing operations before income tax expense						$132

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets employed by segment include assets directly identified with those operations, including assets held for sale. Corporate assets consist primarily of cash and cash equivalents; property, plant and equipment for corporate operations; and other assets not directly identifiable with a reportable segment.

As of December 31, 2025, assets held for sale associated with discontinued operations are predominantly included in the East Group. The decrease in assets employed in the East Group at March 31, 2026 reflects the February 2026 divestiture of the Company's Texas cement and ready mixed concrete assets and is partially offset by the QUIKRETE acquisition (see Note 2). The increase in assets employed in the West Group at March 31, 2026 is primarily due to the QUIKRETE acquisition.

	March 31,	December 31,
	2026	2025
Assets employed:	(Dollars in Millions)
East Group	$10,397	$10,880
West Group	7,988	5,875
Specialties	895	883
Total reportable segments	19,280	17,638
Corporate	1,217	1,073
Total	$20,497	$18,711

The following tables display property additions for the Company’s reportable segments.

	Three Months Ended
	March 31,
	2026	2025
Total property additions, including the impact of acquisitions:	(Dollars in Millions)
East Group	$622	$75
West Group	1,881	54
Specialties	6	3
Total reportable segments	2,509	132
Corporate	4	4
Total	$2,513	$136

	Three Months Ended
	March 31,
	2026	2025
Property additions through business combinations:	(Dollars in Millions)
East Group	$581	$—
West Group	1,841	—
Specialties	—	—
Total reportable segments	2,422	—
Corporate	—	—
Total	$2,422	$—

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

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

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Millions)
Revenues:
Building Materials business:
Aggregates	$1,142	$1,002
Other Building Materials	116	122
Less: interproduct revenues	(39)	(49)
Total Building Materials business	1,219	1,075
Specialties	143	87
Total	$1,362	$1,162

Gross profit (loss):
Building Materials business:
Aggregates	$288	$297
Other Building Materials	(16)	(19)
Total Building Materials business	272	278
Specialties	45	38
Corporate	(7)	(1)
Total	$310	$315

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

Future revenues from unsatisfied performance obligations at March 31, 2026 and 2025 were $243 million and $297 million, respectively, where the remaining periods to complete these obligations ranged from one month to 21 months and one month to 33 months, respectively.

Service Revenues. Service revenues were $19 million and $36 million for the three months ended March 31, 2026 and 2025, respectively, and reported in the West Group. Service revenues include paving operations in Colorado and British Columbia. The British Columbia paving operations were acquired February 23, 2026. During the quarter ended March 31, 2025, service revenues also included the Company's California paving operations, which were divested in April 2025.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.
Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Millions)
Acquisition of assets through asset exchange	$2,725	$—
Accrued liabilities for purchases of property, plant and equipment	$45	$47
Right-of-use assets obtained in exchange for new operating lease liabilities	$31	$26
Right-of-use assets obtained in exchange for new finance lease liabilities	$18	$4
Remeasurement of finance lease right-of-use assets	$—	$50
Remeasurement of operating lease right-of-use assets	$—	$(1)

Right-of-use assets obtained in exchange for new operating lease liabilities for the three months ended March 31, 2026 include $10 million of operating leases assumed in connection with the QUIKRETE asset exchange.

Supplemental disclosures of cash flow information are as follows:

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Millions)
Cash paid for interest, net of capitalized amount	$32	$31
Cash paid for income taxes, net of refunds	$—	$1

13.
Subsequent Event

On April 19, 2026, the Company entered into a definitive agreement to acquire New Frontier Materials, a complementary bolt-on aggregates-led business operating in the greater St. Louis metropolitan area. The aggregates assets to be acquired produce over 8 million tons annually. The transaction is expected to close in the second half of this year, subject to regulatory approvals and other customary closing conditions.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of March 31, 2026, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 480 quarries, mines and distribution yards in 28 states, Canada and The Bahamas. Martin Marietta also provides other building materials, namely, ready mixed concrete, asphalt and paving services, in certain vertically-integrated structured markets where the Company has a notable aggregates position.

The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates and other building materials product lines are reported collectively as the Building Materials business.

On February 23, 2026, the Company completed its previously announced asset exchange with QUIKRETE Holdings, Inc. (QUIKRETE). Under the terms of the transaction, Martin Marietta acquired aggregates operations producing approximately 20 million tons annually in Virginia, Missouri, Kansas and Vancouver, British Columbia and an asphalt and paving business in Vancouver, British Columbia, along with $450 million in cash. In exchange, QUIKRETE acquired the Company’s Midlothian cement plant, related cement distribution terminals, Texas ready mixed concrete assets and certain nonoperating land. The financial results for the Midlothian cement plant, related cement terminals and Texas ready mixed concrete plants are reported as discontinued operations through the divestiture date and for the comparable prior-year quarter (see Note 2 to the unaudited consolidated financial statements).

In connection with closing the asset exchange during the quarter ended March 31, 2026, the Company updated its reportable segments. As of March 31, 2026, the Building Materials business includes two reportable segments: East Group (comprised of the East and Southwest divisions) and West Group (comprised of the Central and West divisions). The Company has recast all comparative prior-period information presented in the related notes to the financial statements to reflect the updated reportable segments.

BUILDING MATERIALS BUSINESS
Reportable Segments	East Group	West Group
Operating Locations	Alabama, Arkansas, Florida, Georgia, Louisiana, Maryland, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Nova Scotia and The Bahamas	Arizona, California, Colorado, Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Ohio, Nebraska, Tennessee, Utah, Washington, West Virginia, Wyoming, and British Columbia

Products and Services	Aggregates	Aggregates, Ready Mixed Concrete, Asphalt and Paving Services

Facility Types	Quarries and Distribution Facilities	Quarries, Mines, Asphalt Plants, Ready Mixed Concrete Plants and Distribution Facilities

Modes of Transportation	Truck, Railcar and Ship	Truck, Railcar and Barge

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The Building Materials business is significantly affected by weather patterns, precipitation and other weather-related conditions. Production and shipment levels for aggregates, ready mixed concrete and asphalt materials correlate with general construction activity levels, most of which occur in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Excessive rainfall, drought, wildfire and extreme hot and cold temperatures can also jeopardize production, shipments and profitability in all markets served by the Company. Due to the potentially significant impact of weather on the Company’s operations, current-period results are not necessarily indicative of expected performance for other interim periods or the full year.

The Company's Specialties business (formerly known as the Magnesia Specialties business), which represents a separate reportable segment, has manufacturing facilities in Michigan, Ohio, Nevada, North Carolina, Indiana and Pennsylvania. The Specialties business produces high-purity natural and synthetic magnesia-based products, including magnesium sulfate, magnesium oxide and magnesium hydroxide, used in a wide range of environmental, industrial, agricultural, construction, consumer and specialty applications. The Specialties business also produces dolomitic lime, which is sold primarily to external customers for use in steel production and soil stabilization, and is used internally as a raw material input in synthetic magnesia production.

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2025. There were no changes to the Company’s critical accounting policies during the three months ended March 31, 2026.

RESULTS OF OPERATIONS

All financial and operating results included in this section are for continuing operations and comparisons are versus the prior-year first quarter, unless otherwise noted.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following tables present revenues and gross profit (loss) for the Company and its reportable segments by product line for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	Amount	Amount
	(Dollars in Millions)
Revenues:
Building Materials business:
East Group
Aggregates	$854	$792
Less: Interproduct revenues	(19)	(34)
East Group Total	835	758
West Group
Aggregates	288	210
Other Building Materials	116	122
Less: Interproduct revenues	(20)	(15)
West Group Total	384	317
Total Building Materials business	1,219	1,075
Specialties	143	87
Total	$1,362	$1,162

	Three Months Ended March 31,
	2026	2025
	Amount	Amount
	(Dollars in Millions)
Gross profit (loss):
Building Materials business:
Aggregates	$288	$297
Other Building Materials	(16)	(19)
Total Building Materials business	272	278
Specialties	45	38
Corporate	(7)	(1)
Total	$310	$315

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following table displays depreciation, depletion and amortization by product line included in the Costs of revenues line item in the consolidated statements of earnings and comprehensive earnings.

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Millions)

Building Materials business:
Aggregates	$131	$113
Other Building Materials	11	10
Total Building Materials business	142	123
Specialties	11	4
Corporate	1	1
Total	$154	$128

Building Materials Business

First-quarter aggregates shipments increased 12.4% to 43.9 million tons, driven by organic growth and partial-quarter contributions from the operations acquired in the QUIKRETE transaction, which closed on February 23, 2026. Average selling price (ASP) of $23.70 per ton was in line with prior-year first quarter, reflecting geographic and acquisition mix headwinds, as organic shipment growth was notable in the Central and West Divisions, which typically carry lower selling prices compared with the East and Southwest Divisions.

Aggregates gross profit decreased $9 million, or 3%, from the prior-year quarter to $288 million, inclusive of the $22 million charge for the impact of selling acquired inventory after markup to fair market value as part of acquisition accounting and higher depreciation, depletion and amortization expense.

Other Building Materials revenues decreased 5% to $116 million. Consistent with historical first-quarter trends, the business posted a gross loss of $16 million due to seasonal winter operational shutdowns in Colorado and Minnesota.

Specialties Business

Specialties achieved first-quarter revenues of $143 million and gross profit increased 17% to $45 million. These results reflected contributions from the 2025 Premier Magnesia, LLC acquisition and organic pricing gains, partially offset by lower organic shipments and higher energy costs, which weighed on input cost trends during the quarter.

Selling, General and Administrative Expenses

Consolidated SG&A for the first quarter of 2026 was 9.8% of revenues compared with 10.8% in the prior-year quarter as revenue growth outpaced the increase in these expenses.

Income Taxes

For the three months ended March 31, 2026 and 2025, the effective income tax rates for continuing operations were 32.3% and 21.2%, respectively. The higher 2026 effective income tax rate versus 2025 was primarily attributable to the revaluation of deferred tax liabilities driven by changes in the state jurisdictional mix of the business following the QUIKRETE transaction.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Net Earnings and Earnings per Diluted Share from Continuing Operations Attributable to Martin Marietta

Net earnings from continuing operations attributable to Martin Marietta were $79 million, or $1.31 per diluted share, in 2026 compared with $104 million, or $1.70 per diluted share, in 2025. Results for 2026 included after-tax charges of $37 million, or $0.62 per diluted share, related to acquisition, integration and divestiture expenses, the impact of selling acquired inventory after markup to fair value as part of acquisition accounting, an asset and portfolio rationalization charge and the revaluation of deferred tax liabilities driven by changes in the state jurisdictional mix of the business following the QUIKRETE transaction.

Discontinued Operations

The Company's Midlothian cement plant, related cement terminals and Texas ready mixed concrete plants were reported as discontinued operations through their February 2026 divestiture date. The collective businesses generated earnings, net of income tax expense, of $1.4 billion in 2026 compared with $12 million in 2025. The 2026 earnings included a $1.4 billion after-tax gain on the divestiture.

Adjusted EBITDA from Continuing Operations

Earnings from continuing operations before interest; income taxes; depreciation, depletion and amortization; earnings/loss from nonconsolidated equity affiliates; acquisition, divestiture and integration expenses; the impact of selling acquired inventory after its markup to fair value as part of acquisition accounting (the Inventory Markup); and an asset and portfolio rationalization charge, or Adjusted EBITDA from continuing operations, is an indicator used by the Company and investors to evaluate the Company’s operating performance from period to period. The Company has elected to add back, for purposes of its Adjusted EBITDA from continuing operations calculation, acquisition, divestiture and integration expenses and the Inventory Markup only for transactions with consideration of at least $2.0 billion for the Building Materials business or $200 million for the Specialties business.

Adjusted EBITDA from continuing operations is not defined by accounting principles generally accepted in the United States (GAAP) and, as such, should not be construed as an alternative to net earnings attributable to Martin Marietta, earnings from operations or operating cash flow. Since Adjusted EBITDA from continuing operations excludes some, but not all, items that affect net earnings and may vary among companies, Adjusted EBITDA from continuing operations as presented by the Company may not be comparable with similarly titled measures of other companies.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following table presents a reconciliation of net earnings from continuing operations attributable to Martin Marietta to Adjusted EBITDA from continuing operations:

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Millions)
Net earnings from continuing operations attributable to Martin Marietta	$79	$104
Add back:
Interest expense, net of interest income	54	51
Income tax expense for controlling interests	38	28
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	165	136
Acquisition, integration and divestiture expenses	4	—
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	22	—
Asset and portfolio rationalization charge	2	—
Adjusted EBITDA from continuing operations	$364	$319

LIQUIDITY AND CAPITAL RESOURCES

Cash flow information for the Company is as follows:

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Millions)
Cash Provided by Operating Activities:
Continuing operations	$177	$182
Discontinued operations	50	36
	$227	$218

Cash Provided by (Used for) Investing Activities:
Continuing operations	$(143)	$(215)
Discontinued operations	436	(47)
	$293	$(262)

Cash Used for Financing Activities:
Continuing operations	$(314)	$(523)
Discontinued operations	—	(2)
	$(314)	$(525)

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Cash provided by operating activities for the three months ended March 31, 2026 and 2025 was $227 million and $218 million, respectively. Operating cash flow is substantially derived from consolidated net earnings before deducting depreciation, depletion and amortization and the impact of changes in working capital requirements. In the quarter ended March 31, 2026, operating cash flow reflects deducting the noncash gain on the QUIKRETE transaction from net earnings.

The seasonal nature of construction activity impacts the Company’s interim operating cash flow when compared with the full year. Full-year 2025 net cash provided by operating activities was $1.8 billion.

During the three months ended March 31, 2026 and 2025, the Company paid $186 million and $233 million, respectively, for additions to property, plant and equipment.

As part of the QUIKRETE asset exchange, the Company received $450 million in cash, which is included in net cash provided by investing activities for discontinued operations.

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. During the first three months of 2026, the Company repurchased 325,455 shares of common stock at an average price of $614.52 and an aggregate cost of $200 million. At March 31, 2026, 10.7 million shares of common stock remain under the Company’s repurchase authorization.

The Company, through a wholly-owned special-purpose subsidiary, has a $400 million trade receivable securitization facility (the Trade Receivable Facility) that matures on September 16, 2026. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. There were no amounts outstanding on the Trade Receivable Facility as of March 31, 2026.

The Company has an $800 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2030. There were no outstanding borrowings on the Revolving Facility as of March 31, 2026. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50 times as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.25 times. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, shall be reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at March 31, 2026. In the event of a default on the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to continue to be sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow for payment of dividends for the foreseeable future and allow the repurchase of shares of the Company’s common stock. At March 31, 2026, the Company had $1.2 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. Historically, the Company has successfully extended the maturity dates of these credit facilities.

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2025. Management continues to evaluate its exposure to all operating risks on an ongoing basis.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

OTHER MATTERS

This earnings release contains forward-looking statements under the federal securities laws, including the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties and are based on assumptions that the Company believes are reasonable, but which may differ materially from actual results. These statements reflect the Company’s expectations or forecasts of future events. You can identify these statements because they do not relate only to historical or current facts and may use words such as “anticipate,” “may,” “expect,” “should,” “believe,” “project,” “intend,” “will,” and other words of similar meaning in connection with future events or future operating or financial performance. Any, or all of, management’s forward-looking statements herein and in other publications may prove to be incorrect.

The Company’s outlook is subject to risks and uncertainties and is based on assumptions that the Company believes are reasonable but which may differ materially from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to:

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
•
The United States Congress’ inability to reach agreement internally or with the Executive Branch of the United States Federal government on policy affecting the federal budget;
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

For the Quarter Ended March 31, 2026

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
•
Implementation of emissions taxes, carbon-pricing schemes, or stricter climate-related rules that could increase operating costs or restrict Specialties production;
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
•
Transportation availability and investment in rail infrastructure impacting the movement of materials especially to the Company’s Texas, Southeast and Gulf Coast markets, the movement of essential dolomitic lime to the Company’s Specialties plant in Manistee, Michigan and its customers and the movement of magnesite from its Specialties' Gabbs, Nevada facility to processing plants in North Carolina, Indiana and Pennsylvania and the Company's customers;
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
•
Geopolitical risks affecting costs, supply chain, oil and gas prices, including conflict zones such as Iran, Russia- Ukraine, Israel-Middle East and potential China-Taiwan tensions;
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

For the Quarter Ended March 31, 2026

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

•
Risks related to the Company's QUIKRETE transaction, including, integration challenges, market conditions, and the impact of the transaction on the Company's stakeholders;
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

You should also review the risk factors included herein and other periodic SEC filings. All forward-looking statements should be evaluated with these considerations in mind. Other risks and uncertainties not presently known or currently deemed immaterial may also affect the Company’s performance or the accuracy of forward-looking statements. The Company undertakes no obligation to update any such forward-looking statements.

INVESTOR ACCESS TO COMPANY FILINGS

Shareholders may obtain, without charge, a copy of Martin Marietta’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2025, by writing to:

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

For the Quarter Ended March 31, 2026

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

Demand in the nonresidential and residential construction markets is affected by interest rates. While unchanged since December 31, 2025, the benchmark federal funds rate remains above the current rate of inflation, resulting in continued restrictive monetary policy.

Aside from these inherent risks from within its operations, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities. At March 31, 2026, the Company had an $800 million Revolving Facility and a $400 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. There were no borrowings outstanding at March 31, 2026. However, any future borrowings under the credit facilities or outstanding variable-rate debt are exposed to interest rate risk.

Pension Expense. The Company’s results of operations are affected by its pension expense. Assumptions that affect pension expense include the discount rate and, for the qualified defined benefit pension plan only, the expected long-term rate of return on assets. Therefore, the Company has interest rate risk associated with these factors. The impact of hypothetical changes in these assumptions on the Company’s annual pension expense is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Income Tax. Any changes in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes could materially impact the Company’s effective tax rate, tax payments, cash flow, financial condition and results of operations.

Energy Costs. Energy costs, including diesel fuel, natural gas, electricity, coal and petroleum coke, represent significant production costs of the Company. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The Specialties business has varying fixed-price agreements for a portion of its 2026 energy requirements. A hypothetical 10% change in the Company’s energy prices in 2026 as compared with 2025, assuming comparable volumes, would change 2026 energy expense for continuing operations by $29 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of March 31, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9 Commitments and Contingencies, Legal and Administrative Proceedings to the unaudited consolidated financial statements of this Form 10-Q.

Item 1A. Risk Factors.

An investment in Martin Marietta common stock or debt securities involves risks and uncertainties. You should consider the following factors carefully, in addition to the other information contained in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, before deciding to purchase or otherwise trade the Company’s securities.

This Form 10-Q and other written reports and oral statements made from time to time by the Company contain statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities law. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and are based on assumptions that the Company believes are reasonable, but which may be materially different from actual results. Investors can identify these statements by the fact that they do not relate only to historic or current facts. The words “may,” “will,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “project,” “scheduled,” and similar expressions in connection with future events or future operating or financial performance are intended to identify forward-looking statements. Any or all of the Company’s forward-looking statements in this Form 10‑Q and in other publications may turn out to be wrong.

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

Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider these risk factors to be a complete statement of all potential risks or uncertainties. Other factors besides those set forth herein may adversely affect the Company and may be material to the Company. The Company has listed the known material risks it considers relevant in evaluating the Company and its operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events, or otherwise, other than as required by law.

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the factors listed below, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2 of this Form 10-Q, and Note 1: Significant Accounting Policies and Note 9: Commitments and Contingencies of the Notes to Financial Statements of the Company’s unaudited consolidated financial statements included under Item 1, Financial Statements of this Form 10-Q.

Industry Risk Factors

Our business depends on construction activity, which is cyclical and sensitive to macroeconomic, funding and operating conditions.

Demand for our construction materials is inherently cyclical and may decline or become more volatile due to economic and political uncertainty, elevated interest rates and inflation, reduced housing affordability, lower private nonresidential investment, or tightening credit conditions that delay, downsize, or cancel projects. Our products are used in public infrastructure projects, which include the construction, maintenance and improvement of highways, streets, roads,

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

bridges, schools and similar projects. Public infrastructure activity depends on federal, state, and local budgets and bid schedules. Changes in fuel-tax or other alternative financing, prolonged federal budget disputes or government shutdowns or other factors can reduce, defer, cap, suspend, or reprioritize transportation spending. The level and timing of federal, state or local transportation or infrastructure or public projects funding, including any issues arising from such budgets, particularly in our Building Materials business’ top ten revenue-generating states of Texas, North Carolina, Colorado, California, Georgia, Florida, South Carolina, Arizona, Iowa and Minnesota, can have an adverse impact on our business and construction projects that we supply.

We sell most of our aggregates (our primary business) to the construction industry and, therefore, our results depend on that industry’s strength. Because our businesses depend on construction spending, which can be cyclical, our profits are sensitive to national, regional and local economic conditions and the intensity of the underlying spending on aggregates. Construction spending is affected by economic conditions, changes in interest rates, inflation, employment levels, demographic and population shifts, and changes in construction budgets by federal, state and local governments. Further, delays or cancellations of projects in the nonresidential and residential construction markets, which combined accounted for 58% of aggregates shipments in 2025, could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded or affected by economic uncertainty.

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

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate due to the high cost to transport our products relative to their selling price. If economic conditions and construction spending decline significantly in one or more areas, particularly in our Building Materials business’ top ten revenue-generating states, our profitability could be adversely affected.

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

•
Delays or deferrals in the release of projects for bidding;

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

•
Inability to pass through increases in costs on a timely or complete basis, resulting in price-cost spread compression.

There is no assurance that market prices will stabilize or improve if demand recovers. Prolonged or widespread price declines, especially if accompanied by reduced shipments, could decrease margins and cash flows, reduce returns on invested capital, negatively affect the carrying value of long-lived assets or goodwill, limit capital available for growth and increase the risk of not meeting our net debt-to-consolidated EBITDA ratio under our five-year senior unsecured revolving facility.

Our Building Materials business is seasonal and sensitive to weather and climate-related conditions that can significantly disrupt operations, shipments and demand.

The heavy-side construction business is conducted outdoors. Accordingly, our production, distribution, and customer demand are affected by seasonal weather patterns and adverse weather. Adverse weather conditions, including hurricanes and tropical storms, extreme temperatures, snow, heavy or sustained rainfall, wildfires and earthquakes, reduce construction activity, restrict the demand for our products and impede our ability to efficiently transport material. Severe events can close or damage transportation networks or constrain logistics capacity, slowing our ability to move materials and increasing costs. Adverse weather conditions also increase our costs and reduce our production output as a result of power loss, additional plant and equipment repairs, time required to remove water from flooded operations and similar events. Severe drought conditions can restrict available water supplies and constrain production. Production and shipment levels of the Building Materials business’ products follow activity in the construction industry, which typically is strongest in the spring, summer and fall. Because of the weather’s effect on the construction industry’s activity, the production and shipment levels for our Building Materials business, including all of our aggregates-related downstream operations, vary by quarter. The second and third quarters are generally subject to heavy precipitation, and, thus, are more profitable if precipitation is lighter. The first and fourth quarters, which are subject to the impacts of winter weather, are generally the least profitable, but can be more profitable if the impact of winter weather is less severe. Our operations in coastal markets near the Atlantic Ocean and Gulf Coast and in The Bahamas are exposed to hurricanes and tropical storms, while our California operations face risks from Pacific storms, wildfires, mudslides and water use restrictions during periods of severe drought. The physical impacts described above may be exacerbated by the effects of climate change over time.

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

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

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

Proposed acquisitions are subject to risks and uncertainties before closing. Our diligence may not identify or fully mitigate all risks, including environmental liabilities, geologic or reserve quality, title, access constraints, water or power availability, legacy tax or legal exposures, labor and workforce issues, or cybersecurity vulnerabilities. Transactions may require antitrust and other regulatory approvals and could be delayed, conditioned, or prohibited. Required divestitures or other remedies can reduce expected benefits of transactions. Target businesses may depend on permits, licenses, mineral or water rights, easements, leases, or other approvals that must be transferred, renewed, or re-issued; these processes can be uncertain, time-consuming and costly. Volatile debt and equity market conditions, interest-rate movements, and changes in our credit ratings can affect the availability and cost of financing.

We may finance transactions with cash, debt, equity or a combination of such consideration. Using our common stock – whether as acquisition consideration or for related capital raises – can dilute existing shareholders and cause the price of our stock to decline, and market volatility between signing and closing can affect the value delivered to sellers or the economics of the transaction. Debt financing increases interest expense and financial leverage and may reduce flexibility under our debt covenants and capital-allocation priorities. Joint ventures and minority investments can involve governance constraints, differing strategic objectives or disputes that limit our ability to direct operations or realize anticipated benefits.

Integrating acquired businesses may be more difficult, costly, or time-consuming than expected, and we may not realize anticipated benefits.

We have a successful history of business acquisitions and combinations and integration of these businesses into our heritage operations. However, in connection with the integration of any business that we may acquire, there is a risk that we will not be able to complete integration in a successful manner or on the time schedule we have projected or in a way that will achieve the level of synergies, cost savings or operating efficiencies we expected from the acquisition. Integration requires the alignment of cultures, safety and operating practices, internal controls, information technology and cybersecurity, procurement, logistics networks, and sales and pricing processes. We may not realize our expected synergies or financial expectations due to customer or supplier reactions, regulatory or permitting limits, or market changes.

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

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

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

•
challenges transferring, renewing, or aligning permits, licenses, title, mineral or water rights, leases, easements, and other approvals;

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

In pursuing our business strategy, we conduct discussions, evaluate opportunities and enter into acquisition and divestiture agreements. Transaction activity involves execution, regulatory, and operational risks that could reduce or delay expected benefits or create additional costs and liabilities, including the following:

•
we may not obtain required regulatory approvals and/or required financing on favorable terms or at all;

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

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

•
we may have difficulty entering into new geographic markets in which we are not experienced; or

•
we may be unable to retain the customers and partners of acquired businesses following the acquisition.

Divestitures also involve significant challenges and risks, including risks that:

•
we may not obtain required regulatory approvals or our counterparties may not obtain required financing on favorable terms or at all;

•
management time and attention may be diverted to businesses held for sale;

•
we may have to write off certain assets, including those relating to goodwill and other intangibles;

•
we may experience difficulties in the separation of operations; and

•
we may lose key employees.

If we are unable to complete transactions on acceptable terms and in a timely manner, or realize expected benefits, our business, financial condition, and results of operations could be adversely affected.

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

Future events, including changes in existing laws or regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of some of our products or business activities, may result in additional or unanticipated compliance and other costs. We could be required to invest in preventive or remedial action, like pollution control facilities, which investments could be substantial or could result in restrictions on our operations or delays in obtaining required permits or other approvals. Because future regulatory actions and enforcement priorities are uncertain, we may be unable to predict or fully mitigate their impact on our results.

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

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

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

Failure to comply with applicable laws, regulations, permits, or orders, or adverse changes in those requirements or their enforcement, could result in fines, penalties, operational restrictions, mandated capital projects, denial or revocation of permits, reputational damage, and increased costs, any of which could adversely affect our business, financial condition, and results of operations.

Litigation and other legal proceedings are inherent in our operations and could result in significant costs or liabilities.

We are involved from time to time in litigation and claims arising from our operations. While we do not believe the outcome of pending or threatened litigation will have a material adverse effect on our operations or our financial condition, an unexpected and material adverse outcome in a pending or future legal action could potentially have a material negative effect on our Company. Even when we believe we have meritorious defenses or when we are seeking legal remedies, legal proceedings can be costly and time-consuming, divert management attention, and create reputational risk, and there can be no assurance as to the ultimate outcome of any litigation.

Legislation, regulation, and policy initiatives addressing climate change and the transition to a low-carbon economy may increase our costs, constrain operations, or alter customer demand, which could adversely impact our business and financial results.

Governmental authorities continue to propose and implement climate-related requirements, including greenhouse gas (GHG) emissions limits, the use of alternative fuels, carbon credits (such as a cap-and-trade system), carbon taxes, and mandatory GHG monitoring, reporting, and assurance. The manufacturing operations of our Specialties business release GHGs such as carbon dioxide, methane and nitrous oxides during the production of lime, magnesium oxide and hydroxide products.

Any additional regulatory restrictions on emissions of GHGs imposed by the United States Environmental Protection Agency (USEPA) would likely impact our magnesia-based chemicals operations in Woodville, Ohio, Manistee, Michigan, and Gabbs, Nevada which are subject to comprehensive regulations with respect to GHG emissions. Any changes to those regulations that restrict or limit GHG emissions could require implementation of technologies that increase operating costs for the Company. Although several large-scale projects for carbon reduction or capture are in development, no technologies or methods for reducing or capturing GHGs have been proven commercially viable at scale in the lime industry, other than improvements in fuel efficiency. We may not be able to recover any increased operating costs, taxes or capital investments (other than with respect to any carbon reduction or capture technologies) relating to GHG emission limitations at those plants from our customers in order to remain competitive in pricing in the relevant markets. Our businesses also are dependent on reliable sources of energy and fuels. We could incur increased costs or disruptions in our operations if climate change legislation and regulation (including regulatory changes with respect to alternative fuel use) or severe weather affect the price or availability of purchased energy or fuels or other materials used in our operations.

States where we operate may adopt additional or more stringent requirements, such as market-based emissions programs, mandated use of alternative fuels, or climate-disclosure regimes which could add measurement, verification / assurance, reporting, and compliance costs and increase potential enforcement exposure.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

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

Sustained high or rising interest rates may reduce construction demand, increase our financing costs, and adversely affect our results of operations and financial condition.

Our businesses are sensitive to interest-rate and credit conditions because a substantial portion of demand for our products is tied to the construction markets. Therefore, our business in these industries may experience declines from sustained high or rising interest rates and cost increases.

Notably, demand in the residential construction market in which we sell our aggregates products is affected by interest rates. While the Federal Reserve lowered interest rates several times during 2025, they remain above the current rate of inflation resulting in continued restrictive monetary policy. Sustained high interest rates may affect our business in an adverse manner. The residential construction market accounted for 22% of our 2025 aggregates shipments. Higher mortgage rates and reduced affordability can dampen new residential construction. Higher borrowing costs and return thresholds can delay or cancel private nonresidential projects. Elevated municipal and state borrowing costs can affect the timing and scope of infrastructure lettings. Any of these dynamics can lower volumes and pressure pricing in the local markets we serve.

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

•
changes in stock-based compensation deductions;

•
the write-off of nondeductible goodwill resulting from divestitures or impairments;

•
tax audits, examinations or litigation;

•
other changes in tax laws; and

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

•
the interpretation of tax laws and/or administrative practices.

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

Our businesses could be negatively impacted by the widespread outbreak of an illness or other communicable disease, or any other public health crisis that results in economic and trade disruptions. Public health threats can negatively impact economic activity, consumer confidence and discretionary spending, and overall market conditions and these conditions could have an impact on our Company. Further, outbreaks of illnesses could negatively affect the health of our employees, employee productivity, customer purchasing patterns and fulfillment of purchase orders, availability of supplies, pricing for raw materials and the ability to transport materials via the Company’s distribution network. We actively monitor public health situations as part of our health and safety measures to comply with federal, state and local mandates and to protect the health and safety of our employees. We may take further actions that alter our business operations, including any that may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors, communities and other stakeholders as we adapt to public health events from time to time.

Personnel Risks

Labor disputes could disrupt operations of our businesses.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

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

We are subject to regulation under a wide variety of U.S. federal and state and some non-U.S. laws, regulations and policies, including laws related to anticorruption, antibribery, export and import compliance, antitrust and money laundering. We cannot provide assurance that our compliance policies and internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any violations of law or improper conduct could damage our reputation and, depending on the circumstances, subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could have a material adverse impact on our business prospects, financial condition, results of operations, cash flows and the market value of our stock.

Financial, Accounting and Cost Management Risk Factors

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

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

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, is out of service as a result of planned or unplanned maintenance, equipment failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions or violent weather conditions. We have scheduled outages that can range from one week to several weeks at least once a year to refurbish our dolomitic lime production facilities. In 2025, our Specialties operations incurred shutdown costs of $8 million. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective estimates and assumptions by our management, which could be wrong.

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

While we believe our estimates and assumptions are appropriate, we could be wrong. Accordingly, our financial results could be different, either higher or lower. We urge you to read Critical Accounting Policies and Estimates included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025 and in our quarterly reports on Form 10-Q.

The adoption of new accounting standards may affect our financial results.

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and change periodically. New or revised accounting standards could, either positively or negatively, affect results reported for periods after adoption of the standards as compared with the prior periods, or require retrospective application changing results reported for prior periods. We urge you to read about our accounting policies and new accounting pronouncements in Note 1: Significant Accounting Policies of the Notes to Financial Statements of the Company’s unaudited consolidated financial statements included under Item 1, Financial Statements of this Form 10-Q.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

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

A recessionary construction economy can also increase the likelihood we will not be able to collect all our accounts receivable from our customers. While we are protected in part by payment bonds posted by many of our customers or end-users, as well as statutory lien rights, we have experienced delays in payment from some of our customers during downturns, especially in the construction markets, and expect that we would experience such delays in the future, which would negatively affect operating cash flows.

Our access to and cost of capital may be adversely affected. Additional financing or refinancing might not be available and, if available, may not be on economically favorable terms. Further, an increase in leverage could lead to deterioration in our credit ratings. A reduction in our credit ratings, regardless of the cause, could also limit our ability to obtain additional financing and/or increase our cost of obtaining financing. There is no guarantee we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business.

We may be required to obtain financing to fund certain strategic acquisitions, if they arise, or to refinance our outstanding debt or for other corporate purposes. It is possible a large strategic acquisition would require that we issue new equity and debt securities to maintain our investment-grade credit rating and could result in a ratings downgrade notwithstanding our issuance of equity securities to fund the transaction. We are also exposed to risks from tightening credit markets, through the interest payable on any variable-rate debt, including the interest cost on future borrowings under our credit facilities. Although we maintain committed credit facilities and actively manage liquidity, there is no assurance financing will be available when needed or on acceptable terms, that customers will remain current, or that public-sector funding will be insulated from market conditions. If credit markets tighten or remain volatile, the combined effects, lower private and public construction activity, slower collections, higher input and delivered costs, increased

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

interest expense, reduced covenant flexibility, or ratings pressure, could adversely affect our business, financial condition, and results of operations.

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

Our ready mixed concrete, asphalt and paving operations present additional risks to our business.

Our paving operations face challenges when our contracts have penalties for late completion. In some instances, including many of our fixed-price contracts, we guarantee project completion by a certain date. If we subsequently fail to complete the project as scheduled, we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. Under these circumstances, the total project cost could exceed our original estimate, and we could experience a lower profit or a loss on the project. In our paving operations, we also have fixed-price and fixed-unit-price contracts where our profits can be adversely affected by a number of factors beyond our control, which can cause our actual costs to materially exceed the costs estimated at the time of our original bid. These same issues and risks can also impact some of our contracts in our asphalt and ready mixed concrete operations. These risks are somewhat mitigated by the fact that a majority of our road paving contracts are for short-term projects. Our ready mixed concrete, asphalt and paving operations typically generate lower profit margins than our aggregates operations due to potentially volatile input costs and highly competitive market dynamics.

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

Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. Therefore, the cost of energy is one of our largest expenses. Prices and availability for these inputs are subject to and influenced by market forces largely beyond our control, including global and regional supply-demand dynamics, refining and generation capacity, weather and other physical risks, transportation and labor constraints, geopolitics and trade policy, regulatory changes and supplier operating issues and can therefore be volatile. These factors can cause rapid, significant, and uneven price movements across our footprint and may limit supply in one or more markets. Cost increases that we are unable to pass through to the customer in the form of price increases for our products or disruption of the uninterrupted supply of fuel and electricity have historically adversely affected our financial results and could adversely affect our financial results in the future. Changes in energy costs also affect the prices that we pay for related supplies, including explosives, conveyor

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

belting and tires. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for natural gas, coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning for our businesses more difficult. Because of the fluctuating trends in diesel fuel prices, we may enter into fixed-price fuel agreements from time to time for a portion of our diesel fuel to reduce our diesel fuel price risk.

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

Our downstream operations require a continued supply of liquid asphalt and cement, which serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. Some of these raw materials we produce internally, but most are purchased from third parties. These purchased raw materials are subject to potential supply constraints and significant price fluctuations, which are beyond our control. The financial results of our ready mixed concrete, asphalt and paving operations have been affected by the short supply or high costs of these raw materials. We generally see frequent volatility in the prices for these raw materials.

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

While we have experienced attacks to breach the security of our information technology systems, we are not aware that we have experienced a material cybersecurity incident during the first quarter of 2026. Breaches of our technology systems and those of acquired companies, or those of our vendors and customers, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” or similar attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in our Company’s or such vendors’ and customers’ websites, applications, data processing and certain products and services, or disruption of other business operations. Furthermore, any such breaches could

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

compromise the confidentiality and integrity of material information held by our Company (including information about our business, employees or customers), as well as sensitive personally identifiable information, the disclosure of which could lead to identity theft and liability under data privacy laws. Breaches of products and equipment that we use that rely on technology and internet connectivity can expose our Company to product and other liability risk and reputational harm. Measures that we take to avoid, detect, mitigate or recover from material incidents may be insufficient, circumvented, or may become ineffective.

We have invested and continue to invest in risk management and information security and data privacy measures in order to protect our systems and data, including employee training, organizational investments, incident response plans, table top exercises and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats. Despite our efforts, we are not fully insulated from data breaches and system disruptions. In addition, we are subject to complex and evolving laws, rules and regulations related to cybersecurity. These laws or regulations may be subject to uncertain or inconsistent interpretations and enforcement.

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

We have agreements with shipping companies to provide ships to transport our aggregates products from our Bahamas and Nova Scotia operations to various coastal ports that expire in 2026 and 2027, respectively. Our inability to renew these agreements or enter into new ones with other shipping companies on favorable terms could affect our ability to transport our products.

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

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

our ability to transport our products by barge, and barges that may not be available in quantities that we might need from time to time to support our operations.

Our articles of incorporation and bylaws and North Carolina law may inhibit a change in control that you may favor.

Our restated articles of incorporation and restated bylaws and North Carolina law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if many or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with such a transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	11,024,507
February 1, 2026 - February 28, 2026	36,897	$677.55	36,897	10,987,610
March 1, 2026 - March 31, 2026	288,558	$606.46	288,558	10,699,052
Total	325,455		325,455

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

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

PART II. OTHER INFORMATION

(Continued)

Item 6. Exhibits.

Exhibit No.	Document

31.01	Certification dated April 30, 2026 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated April 30, 2026 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated April 30, 2026 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated April 30, 2026 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: April 30, 2026	By:	/s/ Michael J. Petro
Michael J. Petro
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)