Form 10-Q
period 2026-06-30
MARTIN MARIETTA MATERIALS INC
filed 2026-07-30
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-12744

MARTIN MARIETTA MATERIALS, INC.

(Exact Name of Registrant as Specified in its Charter)

North Carolina	56-1848578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4123 Parklake Avenue, Raleigh, NC	27612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 781-4550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ( $.01 par value per share)	MLM	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2026
Common Stock, $.01 par value per share	60,065,839

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2026

Form 10-Q	2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in millions, except share and par value data)	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$112	$67
Restricted cash	8	—
Accounts receivable, net	1,020	723
Inventories, net	1,169	1,078
Other current assets	131	95
Current assets held for sale	6	1,230
Total Current Assets	2,446	3,193
Property, plant and equipment	18,429	15,330
Allowances for depreciation, depletion and amortization	(5,328)	(5,040)
Property, plant and equipment, net	13,101	10,290
Goodwill	3,959	3,614
Other intangibles, net	565	459
Operating lease right-of-use assets, net	381	367
Other noncurrent assets	853	788
Total Assets	$21,305	$18,711

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$349	$389
Accrued salaries, benefits and payroll taxes	71	100
Accrued other taxes	50	46
Current maturities of long-term debt	860	30
Current operating lease liabilities	70	62
Unpaid commitments to limited liability companies	51	51
Other current liabilities	288	217
Total Current Liabilities	1,739	895
Long-term debt	5,091	5,293
Deferred income taxes, net	1,641	1,266
Noncurrent operating lease liabilities	324	320
Other noncurrent liabilities	962	903
Total Liabilities	9,757	8,677
Commitments and Contingencies - Note I	—	—
Equity:
Common stock, par value $0.01 per share (60,050,859 shares and 60,309,739 shares outstanding at June 30, 2026 and December 31, 2025, respectively)	1	1
Preferred stock, $0.01 par value per share (10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in capital	3,587	3,569
Accumulated other comprehensive earnings	94	60
Retained earnings	7,864	6,402
Total Shareholders' Equity	11,546	10,032
Noncontrolling interests	2	2
Total Equity	11,548	10,034
Total Liabilities and Equity	$21,305	$18,711

See accompanying notes to the consolidated financial statements.

Form 10-Q	3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenues	$1,947	$1,609	$3,309	$2,771
Cost of revenues	1,452	1,113	2,504	1,960
Gross Profit	495	496	805	811
Selling, general and administrative expenses	116	104	249	230
Acquisition, divestiture and integration expenses	18	2	24	4
Other operating income, net	(11)	(23)	(1)	(14)
Earnings from Operations	372	413	533	591
Interest expense	59	57	115	113
Other nonoperating income, net	(7)	(9)	(19)	(19)
Earnings from continuing operations before income tax expense	320	365	437	497
Income tax expense	64	73	101	101
Earnings from continuing operations	256	292	336	396
(Loss) Earnings from discontinued operations, net of income tax (benefit) expense	(5)	36	1,428	48
Consolidated net earnings	251	328	1,764	444
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net Earnings Attributable to Martin Marietta	$251	$328	$1,764	$444

Consolidated Comprehensive Earnings (See Note A)
Comprehensive earnings attributable to Martin Marietta	$292	$331	$1,798	$448
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—
	$292	$331	$1,798	$448

Net Earnings (Loss) Attributable to Martin Marietta
Basic earnings per share from continuing operations	$4.27	$4.85	$5.57	$6.54
Basic (loss) earnings per share from discontinued operations	(0.09)	0.59	23.75	0.79
Total basic earnings per share attributable to common shareholders	$4.18	$5.44	$29.32	$7.33

Diluted earnings per share from continuing operations	$4.26	$4.84	$5.56	$6.52
Diluted (loss) earnings per share from discontinued operations	(0.09)	0.59	23.71	0.79
Total diluted earnings per share attributable to common shareholders	$4.17	$5.43	$29.27	$7.31

Weighted-Average Common Shares Outstanding
Basic	60.1	60.3	60.2	60.6
Diluted	60.2	60.4	60.3	60.7

See accompanying notes to the consolidated financial statements.

Form 10-Q	4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(in millions)	2026	2025
Cash Flows from Operating Activities
Consolidated net earnings	$1,764	$444
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	371	321
Stock-based compensation expense	41	37
Gain on divestitures and sales of assets	(1,977)	(15)
Deferred income taxes, net	278	9
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(269)	(226)
Inventories, net	61	(42)
Accounts payable	55	48
Other assets and liabilities, net	25	35
Other items, net	(10)	(6)
Net Cash Provided by Operating Activities	339	605
Cash Flows from Investing Activities
Additions to property, plant and equipment	(314)	(412)
Acquisitions, net of cash acquired	(733)	—
Proceeds from divestitures and sales of assets	469	18
Investments in life insurance contracts, net	10	1
Investments in limited liability company	—	(44)
Other investing activities, net	—	(15)
Net Cash Used for Investing Activities	(568)	(452)
Cash Flows from Financing Activities
Proceeds from borrowings	1,085	—
Repayments of debt	(460)	—
Payments on finance lease obligations	(10)	(12)
Dividends paid	(102)	(97)
Repurchases of common stock	(200)	(450)
Shares withheld for employees’ income tax obligations	(27)	(29)
Other financing activities, net	(4)	1
Net Cash Provided by (Used for) Financing Activities	282	(587)
Net Increase (Decrease) in Cash and Cash Equivalents	53	(434)
Cash and Cash Equivalents, beginning of period	67	670
Cash and Cash Equivalents, end of period	$120	$236

See accompanying notes to the consolidated financial statements.

Form 10-Q	5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in millions, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2026	60,045,900	$1	$3,578	$53	$7,663	$11,295	$2	$11,297
Consolidated net earnings	—	—	—	—	251	251	—	251
Other comprehensive earnings, net of tax	—	—	—	41	—	41	—	41
Dividends declared ($0.83 per common share)	—	—	—	—	(50)	(50)	—	(50)
Issuances of common stock for stock award plans	4,959	—	—	—	—	—	—	—
Shares withheld for employees' income tax obligations	—	—	(1)	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	10	—	—	10	—	10
Balance at June 30, 2026	60,050,859	$1	$3,587	$94	$7,864	$11,546	$2	$11,548

Balance at December 31, 2025	60,309,739	$1	$3,569	$60	$6,402	$10,032	$2	$10,034
Consolidated net earnings	—	—	—	—	1,764	1,764	—	1,764
Other comprehensive earnings, net of tax	—	—	—	34	—	34	—	34
Dividends declared ($1.66 per common share)	—	—	—	—	(100)	(100)	—	(100)
Issuances of common stock for stock award plans	66,575	—	4	—	—	4	—	4
Shares withheld for employees' income tax obligations	—	—	(27)	—	—	(27)	—	(27)
Repurchases of common stock	(325,455)	—	—	—	(202)	(202)	—	(202)
Stock-based compensation expense	—	—	41	—	—	41	—	41
Balance at June 30, 2026	60,050,859	$1	$3,587	$94	$7,864	$11,546	$2	$11,548

(in millions, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2025	60,278,790	$1	$3,563	$(12)	$5,529	$9,081	$3	$9,084
Consolidated net earnings	—	—	—	—	328	328	—	328
Other comprehensive earnings, net of tax	—	—	—	3	—	3	—	3
Dividends declared ($0.79 per common share)	—	—	—	—	(48)	(48)	—	(48)
Issuances of common stock for stock award plans	26,949	—	—	—	—	—	—	—
Shares withheld for employees' income tax obligations	—	—	(7)	—	—	(7)	—	(7)
Stock-based compensation expense	—	—	6	—	—	6	—	6
Balance at June 30, 2025	60,305,739	$1	$3,562	$(9)	$5,809	$9,363	$3	$9,366

Balance at December 31, 2024	61,126,646	$1	$3,550	$(13)	$5,915	$9,453	$3	$9,456
Consolidated net earnings	—	—	—	—	444	444	—	444
Other comprehensive earnings, net of tax	—	—	—	4	—	4	—	4
Dividends declared ($1.58 per common share)	—	—	—	—	(96)	(96)	—	(96)
Issuances of common stock for stock award plans	89,924	—	4	—	—	4	—	4
Shares withheld for employees' income tax obligations	—	—	(29)	—	—	(29)	—	(29)
Repurchases of common stock	(910,831)	—	—	—	(454)	(454)	—	(454)
Stock-based compensation expense	—	—	37	—	—	37	—	37
Balance at June 30, 2025	60,305,739	$1	$3,562	$(9)	$5,809	$9,363	$3	$9,366

See accompanying notes to the consolidated financial statements.

Form 10-Q	6

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ACCOUNTING POLICIES

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of June 30, 2026, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 500 quarries, mines and distribution yards in 29 states, Canada and The Bahamas. Martin Marietta also provides other building materials, namely, asphalt and paving services and ready mixed concrete, in certain markets where the Company also has a notable aggregates position.

The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates and other building materials product lines are reported collectively as the Building Materials business.

In connection with closing an asset exchange during the quarter ended March 31, 2026 (see Note B), the Company updated its reportable segments. The Building Materials business includes two reportable segments: East Group (comprised of the East and Southwest divisions) and West Group (comprised of the Central and West divisions). Unless otherwise indicated, all comparative prior-period information presented in the related notes to the financial statements reflect the updated reportable segments.

BUILDING MATERIALS BUSINESS
Reportable Segments	East Group	West Group
Operating Locations	Alabama, Arkansas, Florida, Georgia, Louisiana, Maryland, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Nova Scotia and The Bahamas	Arizona, California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Ohio, Nebraska, Tennessee, Utah, Washington, West Virginia, Wyoming, and British Columbia

Products and Services	Aggregates	Aggregates, Asphalt and Paving Services, and Ready Mixed Concrete

The Company also operates a Specialties business, which represents a separate reportable segment. The Specialties business produces high-purity natural and synthetic magnesia-based products, including magnesium sulfate, magnesium oxide and magnesium hydroxide, used in environmental, industrial, agricultural, construction, consumer and specialty applications. The Specialties business also produces dolomitic lime, which is sold primarily to external customers for use in steel production and soil stabilization, and is used internally as raw material feedstock in synthetic magnesia production. Specialties' production facilities are located in Michigan, Ohio, Nevada, North Carolina, Indiana and Pennsylvania.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and in Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These consolidated financial

Form 10-Q	7

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Restricted Cash

At June 30, 2026, the Company has restricted cash of $8 million, which is invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company is restricted from utilizing the cash for purposes other than the purchase of qualified assets for a designated period from receipt of the proceeds from the sale of the exchanged assets. Any unused cash at the end of the 180 days is transferred to unrestricted accounts of the Company and used for general corporate purposes. There was no restricted cash at December 31, 2025.

The statements of cash flows reflect cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis. The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

	June 30,	December 31,
(in millions)	2026	2025
Cash and cash equivalents	$112	$67
Restricted cash	8	—
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$120	$67

Consolidated Comprehensive Earnings and Accumulated Other Comprehensive Earnings (Loss)

Consolidated comprehensive earnings attributable to Martin Marietta are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net earnings attributable to Martin Marietta	$251	$328	$1,764	$444
Other comprehensive earnings, net of tax	41	3	34	4
Consolidated comprehensive earnings attributable to Martin Marietta	$292	$331	$1,798	$448

Form 10-Q	8

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the changes in accumulated other comprehensive earnings (loss), net of tax, are as follows:

	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Earnings (Loss)
(in millions)	Three Months Ended June 30, 2026
Balance at beginning of period	$63	$(10)	$53
Other comprehensive earnings (loss) before reclassifications, net of tax	48	(8)	40
Amounts reclassified from accumulated other comprehensive earnings, net of tax	1	—	1
Other comprehensive earnings (loss), net of tax	49	(8)	41
Balance at end of period	$112	$(18)	$94

	Three Months Ended June 30, 2025
Balance at beginning of period	$(8)	$(4)	$(12)
Other comprehensive earnings before reclassifications, net of tax	—	2	2
Amounts reclassified from accumulated other comprehensive loss, net of tax	1	—	1
Other comprehensive earnings, net of tax	1	2	3
Balance at end of period	$(7)	$(2)	$(9)

	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Earnings (Loss)
(in millions)	Six Months Ended June 30, 2026
Balance at beginning of period	$62	$(2)	$60
Other comprehensive earnings (loss) before reclassifications, net of tax	48	(16)	32
Amounts reclassified from accumulated other comprehensive earnings, net of tax	2	—	2
Other comprehensive earnings (loss), net of tax	50	(16)	34
Balance at end of period	$112	$(18)	$94

	Six Months Ended June 30, 2025
Balance at beginning of period	$(9)	$(4)	$(13)
Other comprehensive earnings before reclassifications, net of tax	—	2	2
Amounts reclassified from accumulated other comprehensive loss, net of tax	2	—	2
Other comprehensive earnings, net of tax	2	2	4
Balance at end of period	$(7)	$(2)	$(9)

Form 10-Q	9

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The $48 million, net of tax, other comprehensive earnings before reclassifications in the Pension and Postretirement Benefit Plans for the three and six months ended June 30, 2026 reflects the remeasurement of the funded status of the Company’s qualified pension plan, required as a result of a curtailment event (see Note H).

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive earnings (loss) are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$17	$40	$18	$41
Tax effect of other comprehensive earnings	(15)	—	(16)	(1)
Balance at end of period	$2	$40	$2	$40

Reclassifications out of accumulated other comprehensive earnings (loss) are as follows:

	Three Months Ended		Six Months Ended		Affected line items in the consolidated
	June 30,		June 30,		statements of earnings
(in millions)	2026	2025	2026	2025	and comprehensive earnings
Pension and postretirement benefit plans
Curtailment gain	$(5)	$—	$(5)	$—
Settlement charge	5	—	5	—
Amortization of:
Prior service cost	1	1	3	3
Actuarial loss	—	—	1	—
	1	1	4	3	Other nonoperating income, net
Tax effect	—	—	(2)	(1)	Income tax expense
Total	$1	$1	$2	$2

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

Form 10-Q	10

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles the denominator for basic and diluted earnings from continuing operations per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Basic weighted-average common shares outstanding	60.1	60.3	60.2	60.6
Effect of dilutive employee and director awards	0.1	0.1	0.1	0.1
Diluted weighted-average common shares outstanding	60.2	60.4	60.3	60.7

New Accounting Pronouncement

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (DISE), which requires public entities to disaggregate certain expense captions presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. These disclosures must be made in a tabular format in the footnotes to the financial statements.

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

Reclassifications

Certain reclassifications have been made in the Company's financial statements for prior periods to conform to the current-year presentation. The reclassifications had no impact on the Company’s previously reported results of operations, financial condition or cash flows.

NOTE B: BUSINESS COMBINATIONS, DIVESTITURES, DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Business Combinations

Lhoist North America, Inc.

On June 27, 2026, the Company entered into a definitive agreement to acquire Lhoist North America, Inc. (LNA), a subsidiary of Lhoist Group, for $13.5 billion. Consideration will consist of $7.0 billion in cash (subject to customary adjustments) and 10,953,543 newly-issued shares of Martin Marietta common stock, par value $0.01 per share (the Consideration Shares), with a value of $6.5 billion based on the volume-weighted average trading price of Martin Marietta common stock for the 15 trading days ending on June 26, 2026. Following the closing, LNA is expected to hold approximately 15% of the outstanding Martin Marietta common stock based upon the outstanding shares of Martin Marietta common stock as of June 26, 2026. The transaction is expected to be completed in the second half of 2026, subject to regulatory approvals and other customary closing conditions.

LNA is a leading producer of high-calcium lime, dolomitic lime and industrial mineral products, serving a diversified set of end markets through a network of 20 quarries and production facilities and 45 distribution terminals. With more than two billion tons of high-quality limestone reserves and strategic positioning primarily in high-growth Sun Belt metropolitan corridors, this transaction is expected to strengthen the Company's portfolio by expanding its complementary, upstream

Form 10-Q	11

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Specialties business in lime and other industrial minerals and by enhancing its ability to better serve new and existing customers. The transaction is further expected to enhance the Company's long-term earnings durability, geographic diversification and exposure to attractive industrial and infrastructure-related end markets.

On June 27, 2026, the Company secured a bridge funding commitment to temporarily fund the acquisition, if necessary. The related $26 million fee for the commitment is capitalized as of June 30, 2026 and will be amortized over the bridge funding commitment period. In anticipation of the pending transaction, on July 15, 2026, the Company secured a three-year senior unsecured term loan commitment in the aggregate principal amount of $1.5 billion. No borrowings are expected to be made until the closing of the transaction.

New Frontier Materials LLC.

On May 15, 2026, the Company acquired New Frontier Materials LLC (NFM), a complementary bolt-on aggregates-led business operating in the greater St. Louis metropolitan area. The acquired aggregates assets produce over 8 million tons annually and enhance the Company's existing footprint in its Central Division. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Thus, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remained open as of June 30, 2026. Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, inventories; property, plant and equipment; goodwill and other intangible assets; other assets; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's West Group and is immaterial to other business combination disclosures, including pro-forma results of operations.

QUIKRETE Holdings, Inc.

On February 23, 2026, the Company completed its asset exchange with QUIKRETE Holdings, Inc. (QUIKRETE). Under the terms of the transaction, Martin Marietta acquired aggregates operations producing approximately 20 million tons annually in Virginia, Missouri, Kansas and Vancouver, British Columbia, an asphalt and paving business in Vancouver, British Columbia, and $450 million in cash. In exchange, QUIKRETE acquired the Company’s Midlothian cement plant, related cement distribution terminals, Texas ready mixed concrete assets and certain nonoperating land. The acquired aggregates facilities complement Martin Marietta's existing geographic footprint in its Central Division and allow the Company to expand into new growth platforms in Virginia and the Pacific Northwest.

The Company determined and recorded the preliminary acquisition-date fair values of assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. As such, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remained open as of June 30, 2026. Notably, during the measurement period, the Company increased the acquisition-date fair value of property, plant and equipment by $71 million, increased other liabilities by $30 million and reduced goodwill by $23 million. Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, inventories; property, plant and equipment; intangible assets; other assets; other liabilities; deferred income taxes and goodwill. Of the total goodwill generated by the transaction, $142 million is not deductible and $55 million is deductible for income tax purposes.

Form 10-Q	12

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is a summary of the preliminary estimated fair values of the assets acquired and liabilities assumed as of February 23, 2026:

(in millions)
Assets:
Cash	$470
Inventories	109
Property, plant and equipment [1]	2,493
Intangible assets, other than goodwill	45
Other assets	18
Total assets	3,135
Liabilities:
Deferred income taxes	84
Asset retirement obligations	13
Other liabilities	60
Total liabilities	157
Net identifiable assets acquired	2,978
Goodwill	197
Total consideration	$3,175

1 Includes mineral reserves of $2.1 billion.

Revenues and pretax loss attributable to QUIKRETE included in the Company's consolidated statements of earnings and comprehensive earnings were $130 million and $26 million, respectively, for the three months ended June 30, 2026 and $172 million and $40 million, respectively, for the six months ended June 30, 2026. The pretax loss for the three and six months ended June 30, 2026 includes a charge of $45 million and $67 million, respectively, associated with the sale of acquired inventory after its markup to fair value in purchase accounting.

The following unaudited pro forma financial information summarizes the combined results of the continuing operations for the Company and QUIKRETE as though the companies had been combined as of January 1, 2025. The unaudited pro forma financial information does not purport to project the future financial position or operating results of the combined company. Consistent with the assumed acquisition date of January 1, 2025, the pro forma financial results include $10 million of after-tax acquisition and integration expenses and a $50 million after-tax charge associated with the sale of inventory after its markup to fair value in purchase accounting for the six months ended June 30, 2025.

The following pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Revenues	$1,947	$1,732	$3,359	$2,966
Net earnings from continuing operations attributable to Martin Marietta	$291	$315	$398	$362

Form 10-Q	13

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Premier Magnesia, LLC.

On July 25, 2025, the Company acquired Premier Magnesia, LLC (Premier), a privately-owned producer and distributor of magnesia-based products, using cash on hand and credit facility borrowings. Premier is the largest producer of natural magnesite and magnesium sulfate, or Epsom salt, in the United States, with facilities in Nevada, North Carolina, Indiana and Pennsylvania. This transaction expanded the Company's product offerings to new and existing customers and enhanced the Company's Specialties business. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Accordingly, these amounts are subject to change during the measurement period, which extends no longer than one year from the consummation date, and remained open as of June 30, 2026. Specific accounts subject to ongoing purchase accounting adjustments, include but are not limited to, property, plant and equipment; goodwill; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's Specialties reportable segment and is immaterial to other business combination disclosures, including pro-forma results of operations.

Divestitures

On February 23, 2026, the Company divested its Midlothian cement plant, related cement distribution terminals, Texas ready mixed concrete plants and certain nonoperating land as part of the QUIKRETE asset exchange. The divestiture of the Company's sole cement business and remaining Texas ready mixed concrete operations optimizes its portfolio and product mix and preserves financial flexibility to pursue future pure-play aggregates growth opportunities.

The transaction resulted in an after-tax gain of $1.4 billion, which is included in earnings from discontinued operations, net of income tax expense, in the Company's consolidated statement of earnings and comprehensive earnings for the six months ended June 30, 2026 and excludes transaction expenses associated with the divestiture.

Discontinued Operations

The associated financial results for the Company's Midlothian cement plant, related cement distribution terminals and Texas ready mixed concrete plants, which are part of the East Group, are reported as discontinued operations on the consolidated statements of earnings and comprehensive earnings through their February 23, 2026 divestiture date.

Financial results for the Company's discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Revenues	$—	$202	$108	$393
Cost of revenues	1	154	100	325
Gross (loss) profit	$(1)	$48	$8	$68

Pretax (loss) earnings from operations	$(6)	$46	$(13)	$61
Pretax (loss) gain on divestiture	(1)	—	1,962	—
Pretax (loss) earnings	(7)	46	1,949	61
Income tax (benefit) expense	(2)	10	521	13
(Loss) Earnings from discontinued operations, net of income tax (benefit) expense	$(5)	$36	$1,428	$48

Form 10-Q	14

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Cash flow information for the Company's discontinued operations is as follows:

	Six Months Ended
	June 30,
(in millions)	2026	2025
Net cash (used for) provided by operating activities	$(67)	$80

Additions to property, plant and equipment	$(18)	$(57)
Proceeds from divestitures and sales of assets	450	2
Net cash provided by (used for) investing activities	$432	$(55)
Net cash used for financing activities	$—	$(3)

Assets and Liabilities Held for Sale

Assets and liabilities held for sale at June 30, 2026 include certain nonoperating land. At December 31, 2025, assets and liabilities held for sale also included the Company's Midlothian cement plant, related cement distribution terminals and Texas ready mixed concrete plants, which were subsequently divested in February 2026.

Assets and liabilities held for sale are as follows:

	Continuing Operations	Continuing Operations	Discontinued Operations	Total
(in millions)	June 30, 2026	December 31, 2025
Inventories, net	$—	$—	$98	$98
Investment land	6	11	—	11
Property, plant and equipment	—	—	486	486
Goodwill	—	—	374	374
Intangible assets, excluding goodwill	—	—	249	249
Operating lease right-of-use assets	—	—	10	10
Other assets	—	—	2	2
Total current assets held for sale	$6	$11	$1,219	$1,230

Lease obligations	$—	$—	$22	$22
Other liabilities	—	—	12	12
Total current liabilities held for sale	$—	$—	$34	$34

NOTE C: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in goodwill by reportable segment and in total:

	East	West
(in millions)	Group	Group	Specialties	Total
Balance at January 1, 2026	$1,733	$1,672	$209	$3,614
Acquisitions	21	370	—	391
Divestitures	(10)	—	—	(10)
Adjustments to purchase price allocations	(1)	(23)	(6)	(30)
Foreign currency translation	—	(6)	—	(6)
Balance at June 30, 2026	$1,743	$2,013	$203	$3,959

Form 10-Q	15

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

All intangible assets acquired during 2026 are from business combinations and are as follows:

(in millions, except year data)	Amount	Weighted-average amortization period
Subject to amortization:
Customer relationships	$108	17 years
Use rights and other	13	25 years
Total	$121	18 years

NOTE D: INVENTORIES, NET

	June 30,	December 31,
(in millions)	2026	2025
Finished products	$1,458	$1,378
Products in process	24	14
Raw materials	66	49
Supplies and expendable parts	132	124
Total inventories	1,680	1,565
Less: allowances	(511)	(487)
Inventories, net	$1,169	$1,078

NOTE E: DEBT

	June 30,	December 31,
(in millions)	2026	2025

3.450% Senior Notes, due 2027	300	299
3.500% Senior Notes, due 2027	494	493
2.500% Senior Notes, due 2030	474	473
2.400% Senior Notes, due 2031	891	891
5.150% Senior Notes, due 2034	739	739
6.25% Senior Notes, due 2037	229	229
4.250% Senior Notes, due 2047	591	591
3.200% Senior Notes, due 2051	851	851
5.500% Senior Notes, due 2054	727	727
Revolving Facility[1]	95	—
Trade Receivable Facility[2]	560	30
Total debt	5,951	5,323
Less: current maturities	(860)	(30)
Long-term debt	$5,091	$5,293

1 Borrowings bear interest, at the Company’s option, at rates based upon the Secured Overnight Financing Rate (SOFR) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. Revolving Facility interest rate is 4.75% at June 30, 2026. Any outstanding principal amounts, together with interest accrued thereon, are due in full on the maturity date.

2 Borrowings bear interest at a rate equal to the Adjusted Term Secured Overnight Financing Rate (Adjusted Term SOFR), as defined, plus 0.7%. Trade Receivable Facility interest rate is 4.32% and 4.57% at June 30, 2026 and December 31, 2025, respectively.

Form 10-Q	16

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On May 14, 2026, the Company requested, and lenders consented to, an increase in the borrowing base of the Trade Receivable Facility from $400 million to $600 million. The Company funded the NFM acquisition (see Note B) using cash on hand and short-term borrowings under the Trade Receivable Facility.

The Company's credit facilities contain the following provisions:

	Revolving	Trade Receivable
	Facility	Facility*
Facility limit	$800 million	$600 million
Lenders	Syndicate of banks	Syndicate of banks
Maturity date	December 21, 2030	September 16, 2026
* Borrowings limited to lesser of facility limit or borrowing base, as defined

Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At June 30, 2026 and December 31, 2025, the Company had $3 million of outstanding letters of credit issued under the Revolving Facility.

As of June 30, 2026, the Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), as defined, for the trailing-twelve month period (the Ratio) not to exceed 3.50x as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio any debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.25x.

On July 10, 2026, the Company amended its Revolving Facility financial covenant provisions to allow for a maximum ratio of (a) 4.75x for the first three quarters after closing the pending LNA transaction; (b) 4.25x for the next succeeding three quarters; and (c) 3.75x thereafter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of four quarters so long as the Ratio calculated without such exclusion does not exceed 4.25x. Additionally, if no amounts are outstanding under the Revolving Facility or the Company's Trade Receivable Facility, consolidated debt, as defined, which includes debt for which the Company is a guarantor, is reduced by the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements. The Company was in compliance with the Ratio at June 30, 2026.

NOTE F: FINANCIAL INSTRUMENTS

The Company’s financial instruments include temporary cash investments, restricted cash, accounts receivable, accounts payable, Trade Receivable Facility borrowings, Revolving Facility borrowings and publicly-registered long-term notes and debentures. The carrying values of temporary cash investments, restricted cash, accounts receivable and accounts payable approximate their fair values.

The carrying value and fair value of the Company’s debt were $6.0 billion and $5.4 billion, respectively, at June 30, 2026 and $5.3 billion and $4.9 billion, respectively, at December 31, 2025. Due to their short-term nature, the carrying value of Trade Receivable Facility borrowings approximates their fair value. The estimated fair value of the Company’s publicly-registered long-term debt was estimated based on Level 2 of the fair value hierarchy using observable market data.

Form 10-Q	17

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE G: INCOME TAXES

The Company's effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves. The effective income tax rates for continuing operations were 23.3% and 20.3% for the six months ended June 30, 2026 and 2025, respectively. The higher 2026 effective income tax rate compared with 2025 was primarily attributable to the revaluation of deferred tax liabilities driven by changes in the state jurisdictional mix of the business following the QUIKRETE transaction.

The Company invests in renewable energy investment entities which qualify for tax credits and other tax benefits (RETC projects) and are accounted for under the proportional amortization method. For the six months ended June 30, 2026, the Company's annualized effective tax rate includes the proportional amortization of these investments of $11 million, offset by other tax benefits of $10 million. For the six months ended June 30, 2025, the Company's annualized effective tax rate included the proportional amortization of these investments of $46 million, offset by $42 million of tax credits and $8 million of other tax benefits. Unfunded commitments related to these tax equity investments as of June 30, 2026 and December 31, 2025 are recorded in Unpaid commitments in limited liability companies on the consolidated balance sheets.

NOTE H: PENSION BENEFITS

In connection with the Company's divestiture of its Midlothian cement plant, related cement distribution terminals, and Texas ready mixed concrete plants (see Note B), certain employees ceased to be active participants in the Company's qualified defined benefit pension plan. This event represented a curtailment and required the Company to remeasure its projected benefit obligation and plan assets in late April and early May.

The Company elected a practical expedient and performed the remeasurement as of April 30, 2026, the month-end measurement date nearest to when the affected employees ceased to be active participants in the plan. The discount rate for the remeasurement was 6.21% compared with 6.00% prior to the remeasurement. As a result of the remeasurement, the Company recognized a curtailment gain of $5 million during the quarter ended June 30, 2026.

The net periodic benefit cost for pension benefits includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Service cost	$4	$9	$17	$18
Interest cost	7	14	30	29
Expected return on assets	(11)	(20)	(47)	(41)
Amortization of:
Prior service cost	1	1	3	3
Actuarial loss	—	—	1	1
Curtailment gain	(5)	—	(5)	—
Settlement charge	5	—	5	—
Net periodic benefit cost	$1	$4	$4	$10

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

Form 10-Q	18

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE I: COMMITMENTS AND CONTINGENCIES

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

The Company’s assessment of these factors may change over time as proceedings or claims progress. The Company believes it is remote that the outcome of any currently pending legal or administrative proceeding will result in a material loss to the Company's financial condition, results of operations or cash flows based on currently available facts.

Other Environmental Matters

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

The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, the risk of environmental remediation liability is inherent in the operation of the Company’s businesses, as it is with other companies engaged in similar businesses. The Company has no material provisions for environmental remediation liabilities and does not believe such liabilities will have a material adverse effect on the Company.

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letter of credit agreements guaranteeing its payment for certain insurance claims, contract performance and permit requirements. At June 30, 2026, the Company was contingently liable for $29 million in letters of credit.

Surety Bonds

At June 30, 2026, the Company was contingently liable for surety bonds required by certain governments and their related agencies. The bonds are provided in the normal course of business and are principally for certain insurance claims, construction contracts, reclamation obligations and mining permits guaranteeing the Company’s own performance. The Company has indemnified the underwriting insurance company against any exposure under the surety bonds. Based on the Company’s historical experience, no material claims have been made against these financial instruments.

NOTE J: SEGMENTS

The Building Materials business is comprised of four divisions that represent individual operating segments. These operating segments are consolidated into two reportable segments, the East Group and the West Group, for financial reporting purposes, as they meet the aggregation criteria (see Note A for 2026 changes to the components of the East Group and West Group reportable segments). The Specialties business represents a separate operating and reportable segment.

Form 10-Q	19

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s Chief Operating Decision Maker (CODM) is the Chief Operating Officer. The CODM reviews results by reportable segment on a quarterly basis and allocates resources to achieve the Company’s strategic objectives based on an evaluation of each reportable segment’s performance. This evaluation is largely based on segment earnings (loss) from operations, as management believes this is the best metric of segment profitability and operating performance. Segment earnings (loss) from operations is also a measure used in determining incentive compensation targets and awards. Segment earnings (loss) from operations includes revenues less cost of revenues; selling, general and administrative expenses; other operating income and expenses, net; and excludes interest income and expense; other nonoperating income and expenses, net; and income tax expense.

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

	Three Months Ended June 30, 2026
(in millions)	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$972	$823	$152	$1,947	$—	$1,947
Less:
Labor and benefits expense	94	119	22	235	—	235
Depreciation, depletion and amortization expense	90	88	11	189	1	190
Energy expense	48	45	11	104	—	104
Other costs of revenues	341	396	47	784	6	790
External freight expense[1]	68	54	11	133	—	133
Selling, general and administrative expenses	45	39	8	92	24	116
Acquisition, divestiture and integration expenses	—	—	—	—	18	18
Other operating (income) expense, net	(9)	1	—	(8)	(3)	(11)
Segment Earnings (Loss) from Operations	$295	$81	$42	$418	$(46)	$372
Interest expense						59
Other nonoperating income, net						(7)
Consolidated earnings from continuing operations before income tax expense						$320

Form 10-Q	20

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended June 30, 2025
(in millions)	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$878	$641	$90	$1,609	$—	$1,609
Less:
Labor and benefits expense	91	94	10	195	—	195
Depreciation, depletion and amortization expense	82	51	4	137	1	138
Energy expense	35	31	8	74	—	74
Other costs of revenues	268	309	23	600	8	608
External freight expense[1]	57	32	9	98	—	98
Selling, general and administrative expenses	41	35	5	81	23	104
Acquisition, divestiture and integration expenses	—	—	—	—	2	2
Other operating expense (income), net	2	(3)	—	(1)	(22)	(23)
Segment Earnings (Loss) from Operations	$302	$92	$31	$425	$(12)	$413
Interest expense						57
Other nonoperating income, net						(9)
Consolidated earnings from continuing operations before income tax expense						$365

	Six Months Ended June 30, 2026
(in millions)	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$1,807	$1,208	$294	$3,309	$—	$3,309
Less:
Labor and benefits expense	186	203	45	434	—	434
Depreciation, depletion and amortization expense	172	148	21	341	2	343
Energy expense	85	69	23	177	—	177
Other costs of revenues	625	588	89	1,302	12	1,314
External freight expense[1]	131	84	21	236	—	236
Selling, general and administrative expenses	89	75	18	182	67	249
Acquisition, divestiture and integration expenses	—	—	—	—	24	24
Other operating (income) expense, net	(6)	3	—	(3)	2	(1)
Segment Earnings (Loss) from Operations	$525	$38	$77	$640	$(107)	$533
Interest expense						115
Other nonoperating income, net						(19)
Consolidated earnings from continuing operations before income tax expense						$437

Form 10-Q	21

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Six Months Ended June 30, 2025
(in millions)	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$1,636	$958	$177	$2,771	$—	$2,771
Less:
Labor and benefits expense	175	170	21	366	—	366
Depreciation, depletion and amortization expense	157	99	8	264	2	266
Energy expense	67	51	17	135	—	135
Other costs of revenues	508	464	40	1,012	8	1,020
External freight expense[1]	105	51	17	173	—	173
Selling, general and administrative expenses	83	72	10	165	65	230
Acquisition, divestiture and integration expenses	—	—	—	—	4	4
Other operating expense (income), net	2	1	—	3	(17)	(14)
Segment Earnings (Loss) from Operations	$539	$50	$64	$653	$(62)	$591
Interest expense						113
Other nonoperating income, net						(19)
Consolidated earnings from continuing operations before income tax expense						$497

1 External freight expense is pass-through for East and West Groups

Assets employed by segment include assets directly identified with those operations, including assets held for sale. Corporate assets consist primarily of cash and cash equivalents; property, plant and equipment used in corporate operations; and other assets not directly identifiable with a reportable segment.

As of December 31, 2025, assets held for sale associated with discontinued operations are predominantly included in the East Group. The decrease in assets employed in the East Group as of June 30, 2026 reflects the February 2026 divestiture of the Company's Texas cement and ready mixed concrete assets and is partially offset by the assets acquired in the QUIKRETE transaction (see Note B) located within the Company's East Division. The increase in assets employed in the West Group as of June 30, 2026 is primarily due to assets acquired in the QUIKRETE transaction located within the Company's Central and West Divisions, as well as the NFM acquisition.

	June 30,	December 31,
(in millions)	2026	2025
Assets employed
East Group	$10,381	$10,880
West Group	8,829	5,875
Specialties	900	883
Total reportable segments	20,110	17,638
Corporate	1,195	1,073
Total	$21,305	$18,711

Form 10-Q	22

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following tables display property additions for the Company’s reportable segments.

	Six Months Ended
	June 30,
(in millions)	2026	2025
Total property additions, including the impact of acquisitions
East Group	$695	$192
West Group	2,456	117
Specialties	18	16
Total reportable segments	3,169	325
Corporate	7	11
Total	$3,176	$336

	Six Months Ended
	June 30,
(in millions)	2026	2025
Property additions through business combinations
East Group	$587	$—
West Group	2,375	—
Specialties	6	—
Total reportable segments	2,968	—
Corporate	—	—
Total	$2,968	$—

NOTE K: REVENUES AND GROSS PROFIT

The following tables, which are reconciled to consolidated amounts and reflect continuing operations only, provide revenues and gross profit (loss) by line of business: Building Materials (further divided by product line) and Specialties. Interproduct revenues represent sales from the aggregates product line to the Company's other building materials product line, namely, asphalt and paving operations and ready mixed concrete.

Form 10-Q	23

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Revenues
Building Materials business:
Aggregates	$1,533	$1,320	$2,675	$2,322
Other Building Materials	303	271	420	393
Less: interproduct revenues	(41)	(72)	(80)	(121)
Total Building Materials business	1,795	1,519	3,015	2,594
Specialties	152	90	294	177
Total	$1,947	$1,609	$3,309	$2,771

Gross profit (loss)
Building Materials business:
Aggregates	$418	$430	$706	$726
Other Building Materials	34	39	18	21
Total Building Materials business	452	469	724	747
Specialties	50	36	95	74
Corporate	(7)	(9)	(14)	(10)
Total	$495	$496	$805	$811

Performance Obligations

Performance obligations are contractual promises to transfer or provide a distinct good or service for a stated price. The Company’s product sales agreements are single-performance obligations that are satisfied at a point in time. Performance obligations within paving service agreements are satisfied over time, primarily ranging from one day to two years. Customer payments for the paving operations are generally based on contractual billing schedules and may, in certain circumstances, be contingent upon receipt of payment by the customer.

Future revenues from unsatisfied performance obligations at June 30, 2026 and 2025 were $240 million and $252 million, respectively, where the remaining periods to complete these obligations ranged from one month to 52 months and one month to 30 months, respectively.

Service Revenues

Service revenues were $107 million and $102 million for the three months ended June 30, 2026 and 2025, respectively, and reported in the West Group. Service revenues for the six months ended June 30, 2026 and 2025 were $126 million and $137 million, respectively. Service revenues include paving operations in Colorado and British Columbia. The British Columbia paving operations were acquired on February 23, 2026. During the three and six months ended June 30, 2025, service revenues also included the Company's California paving operations, which were divested in April 2025.

Form 10-Q	24

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE L: SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities are as follows:

	Six Months Ended
	June 30,
(in millions)	2026	2025
Acquisition of assets through asset exchange	$2,725	$—
Accrued liabilities for purchases of property, plant and equipment	$34	$61
Right-of-use assets obtained in exchange for new operating lease liabilities	$43	$42
Right-of-use assets obtained in exchange for new finance lease liabilities	$19	$16
Remeasurement of finance lease right-of-use assets	$—	$50
Remeasurement of operating lease right-of-use assets	$7	$(1)
Accrued fee for bridge funding commitment	$26	$—
Accrued benefits on life insurance contracts	$—	$5

Right-of-use assets obtained in exchange for new operating lease liabilities for the six months ended June 30, 2026 include $10 million of operating leases assumed in connection with the QUIKRETE asset exchange.

Supplemental disclosures of cash flow information are as follows:

	Six Months Ended
	June 30,
(in millions)	2026	2025
Cash paid for interest, net of capitalized amount	$110	$115
Cash paid for income taxes, net of refunds	$296	$32

Form 10-Q	25

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of June 30, 2026, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 500 quarries, mines and distribution yards in 29 states, Canada and The Bahamas. Martin Marietta also provides other building materials, namely, asphalt and paving services and ready mixed concrete, in certain vertically-integrated structured markets where the Company has a notable aggregates position.

The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates and other building materials product lines are reported collectively as the Building Materials business.

On February 23, 2026, the Company completed its previously announced asset exchange with QUIKRETE Holdings, Inc. (QUIKRETE). Under the terms of the transaction, Martin Marietta acquired aggregates operations producing approximately 20 million tons annually in Virginia, Missouri, Kansas and Vancouver, British Columbia, thereby adding to its presence in several attractive growth markets, as well as an asphalt and paving business in Vancouver, British Columbia, along with $450 million in cash. In exchange, QUIKRETE acquired the Company’s Midlothian cement plant, related cement distribution terminals, Texas ready mixed concrete assets and certain nonoperating land. The financial results for the Midlothian cement plant, related cement terminals and Texas ready mixed concrete plants are reported as discontinued operations through the divestiture date and for the comparable prior-year quarter and year-to-date period (see Note B to the unaudited consolidated financial statements).

In connection with closing the asset exchange during the quarter ended March 31, 2026, the Company updated its reportable segments. As of March 31, 2026, the Building Materials business includes two reportable segments: East Group (comprised of the East and Southwest divisions) and West Group (comprised of the Central and West divisions). Prior-period comparative information has been recast throughout management’s discussion and analysis of financial condition and results of operations to reflect the updated reportable segments.

BUILDING MATERIALS BUSINESS
Reportable Segments	East Group	West Group
Operating Locations	Alabama, Arkansas, Florida, Georgia, Louisiana, Maryland, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Nova Scotia and The Bahamas	Arizona, California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Ohio, Nebraska, Tennessee, Utah, Washington, West Virginia, Wyoming, and British Columbia

Products and Services	Aggregates	Aggregates, Asphalt and Paving Services, and Ready Mixed Concrete

Facility Types	Quarries and Distribution Facilities	Quarries, Mines, Asphalt Plants, Ready Mixed Concrete Plants and Distribution Facilities

Modes of Transportation	Truck, Railcar and Ship	Truck, Railcar and Barge

Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The Building Materials business is significantly affected by weather patterns, precipitation and other weather-related conditions. Production and shipment levels for aggregates, ready mixed concrete and asphalt materials correlate with general construction activity levels, most of which occur in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Excessive rainfall, drought, wildfire and extreme temperatures can adversely affect production, shipments and profitability in all markets served by the Company. Due to the potentially significant impact of weather on the Company’s operations, current-period results are not necessarily indicative of expected performance for other interim periods or the full year.

The Company's Specialties business, which represents a separate reportable segment, has manufacturing facilities in Michigan, Ohio, Nevada, North Carolina, Indiana and Pennsylvania. The Specialties business produces high-purity natural and synthetic magnesia-based products, including magnesium sulfate, magnesium oxide and magnesium hydroxide, used in a wide range of environmental, industrial, agricultural, construction, consumer and specialty applications. The Specialties business also produces dolomitic lime, which is sold primarily to external customers for use in steel production and soil stabilization, and is used internally as a raw material input in synthetic magnesia production.

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2025. There were no changes to the Company’s critical accounting policies during the six months ended June 30, 2026.

RESULTS OF OPERATIONS

All financial and operating results included in this section are for continuing operations and comparisons are to the prior-year second quarter or prior year-to-date period, unless otherwise noted.

Three Months Ended June 30, 2026

The following tables present revenues and gross profit (loss) for the Company and its reportable segments by product line for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
(in millions)	2026	2025
Revenues
Building Materials business:
East Group
Aggregates	$972	$916
Less: Interproduct revenues	—	(38)
East Group Total	972	878
West Group
Aggregates	561	404
Other Building Materials	303	271
Less: Interproduct revenues	(41)	(34)
West Group Total	823	641
Total Building Materials business	1,795	1,519
Specialties	152	90
Total	$1,947	$1,609

Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Three Months Ended June 30,
(in millions)	2026	2025
Gross profit (loss)
Building Materials business:
Aggregates	$418	$430
Other Building Materials	34	39
Total Building Materials business	452	469
Specialties	50	36
Corporate	(7)	(9)
Total	$495	$496

The following table displays depreciation, depletion and amortization by product line included in the Costs of revenues line item in the consolidated statements of earnings and comprehensive earnings.

	Three Months Ended June 30,
(in millions)	2026	2025
Building Materials business:
Aggregates	$166	$125
Other Building Materials	13	10
Total Building Materials business	179	135
Specialties	11	4
Corporate	1	1
Total	$191	$140

	Three Months Ended June 30,
(in millions)	2026	2025	% Change
Aggregates product line
Shipments (tons)	61.6	52.7	17.0%
Average selling price per ton	$22.74	$23.21	(2.0)%
Revenues	$1,533	$1,320	16%
Gross profit	$418	$430	(3)%
Organic shipments (tons)	53.8	52.7	2.3%
Organic average selling price per ton	$23.70	$23.21	2.1%

Second-quarter aggregates shipment increases were driven by organic growth, full-quarter contributions from the operations acquired in the QUIKRETE transaction and partial-quarter contributions from the New Frontier Materials (NFM) operations following the May 15, 2026 acquisition. Average selling price per ton (ASP) decreased from the prior-year second quarter, primarily reflecting acquisition mix headwinds. Organic ASP increased despite geographic mix headwinds resulting from continued strong organic shipment momentum in the Central and West Divisions where average selling prices are below the Company's average.

Aggregates gross profit for the quarter ended June 30, 2026 decreased, reflecting the $52 million charge associated with the sale of acquired inventory after its markup to fair market value as part of acquisition accounting, as well as higher depreciation, depletion and amortization expense.

Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Other Building Materials revenues increased 12% to $303 million. Gross profit decreased 14% to $34 million due to higher ready mix concrete raw material costs combined with lower organic paving revenues and reduced job margins.

Specialties Business

Specialties achieved second-quarter revenues of $152 million and gross profit increased 39% to $50 million. These results reflect contributions from the July 2025 Premier Magnesia, LLC acquisition and organic pricing gains across all products.

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A for the second quarter of 2026 was 5.9% of revenues compared with 6.5% in the prior-year quarter as revenue growth outpaced the increase in these expenses.

Net Earnings and Earnings per Diluted Share from Continuing Operations Attributable to Martin Marietta

Net earnings from continuing operations attributable to Martin Marietta were $256 million, or $4.26 per diluted share, in 2026 compared with $292 million, or $4.84 per diluted share, in 2025. Results for 2026 include after-tax charges of $45 million, or $0.74 per diluted share, related to acquisition, divestiture and integration expenses, the impact of selling acquired inventory after markup to fair value as part of acquisition accounting for transactions meeting the Company's threshold for adding back for purposes of Adjusted EBITDA from continuing operations; and an asset and portfolio rationalization charge.

Six Months Ended June 30, 2026

The following tables present revenues and gross profit (loss) for the Company and its reportable segments by product line for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(in millions)	2026	2025
Revenues
Building Materials business:
East Group
Aggregates	$1,826	$1,709
Less: Interproduct revenues	(19)	(73)
East Group Total	1,807	1,636
West Group
Aggregates	849	613
Other Building Materials	420	393
Less: Interproduct revenues	(61)	(48)
West Group Total	1,208	958
Total Building Materials business	3,015	2,594
Specialties	294	177
Total	$3,309	$2,771

Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

	Six Months Ended June 30,
(in millions)	2026	2025
Gross profit (loss)
Building Materials business:
Aggregates	$706	$726
Other Building Materials	18	21
Total Building Materials business	724	747
Specialties	95	74
Corporate	(14)	(10)
Total	$805	$811

The following table displays depreciation, depletion and amortization by product line included in the Costs of revenues line item in the consolidated statements of earnings and comprehensive earnings.

	Six Months Ended June 30,
(in millions)	2026	2025
Building Materials business:
Aggregates	$298	$237
Other Building Materials	24	20
Total Building Materials business	322	257
Specialties	21	9
Corporate	2	2
Total	$345	$268

	Six Months Ended June 30,
(in millions)	2026	2025	% Change
Aggregates product line
Shipments (tons)	105.5	91.7	15.0%
Average selling price per ton	$23.14	$23.45	(1.3)%
Revenues	$2,675	$2,322	15%
Gross profit	$706	$726	(3)%
Organic shipments (tons)	95.7	91.7	4.3%
Organic average selling price per ton	$23.85	$23.45	1.7%

Aggregates shipments increased, driven by organic growth and contributions from acquired operations. Average selling price (ASP) per ton decreased slightly from the prior-year period, reflecting geographic and acquisition mix headwinds.

Aggregates gross profit for the six months ended June 30, 2026 was impacted by the $73 million charge related to the sale of acquired inventory after its markup to fair market value as part of acquisition accounting as well as higher depreciation, depletion and amortization expense, and declined from the prior-year period.

Other Building Materials revenues increased 7% to $420 million, while the business posted gross profit of $18 million, a decrease of 11% reflecting reduced paving job margins and higher ready mix concrete raw material costs.

Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Specialties Business

Specialties achieved revenues of $294 million and gross profit increased 28% to $95 million. These results reflect contributions from the July 2025 Premier Magnesia, LLC acquisition and organic pricing gains, partially offset by lower organic shipments and higher energy costs.

Selling, General and Administrative Expenses

Consolidated SG&A for the six months ended June 30 was 7.5% of revenues in 2026 compared with 8.3% in the prior-year period as revenue growth outpaced the increase in these expenses.

Income Taxes

For the six months ended June 30, 2026 and 2025, the effective income tax rates for continuing operations were 23.3% and 20.3%, respectively. The higher 2026 effective income tax rate compared with 2025 was primarily attributable to the revaluation of deferred tax liabilities driven by changes in the state jurisdictional mix of the business following the QUIKRETE transaction.

Net Earnings and Earnings per Diluted Share from Continuing Operations Attributable to Martin Marietta

Net earnings from continuing operations attributable to Martin Marietta were $336 million or $5.56 per diluted share, in 2026 compared with $396 million, or $6.52 per diluted share, in 2025. Results for 2026 include after-tax charges of $82 million, or $1.36 per diluted share, related to acquisition, divestiture and integration expenses and the impact of selling acquired inventory after markup to fair value as part of acquisition accounting for transactions meeting the Company's threshold for adding back for purposes of Adjusted EBITDA from continuing operations; an asset and portfolio rationalization charge; and the revaluation of deferred tax liabilities driven by changes in the state jurisdictional mix of the business following the QUIKRETE transaction.

Discontinued Operations

The Company's Midlothian cement plant, related cement terminals and Texas ready mixed concrete plants were reported as discontinued operations through their February 2026 divestiture date. The collective businesses generated earnings, net of income tax expense, of $1.4 billion in 2026 compared with $48 million in 2025. The 2026 earnings included a $1.4 billion after-tax gain on the divestiture.

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

Adjusted EBITDA from continuing operations is not defined by accounting principles generally accepted in the United States (GAAP) and, as such, should not be construed as an alternative to net earnings attributable to Martin Marietta, earnings from operations or operating cash flow. Since Adjusted EBITDA from continuing operations excludes some, but not all, items that affect net earnings and may vary among companies, this measure may not be comparable with similarly titled measures of other companies.

Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following table presents a reconciliation of net earnings from continuing operations attributable to Martin Marietta to Adjusted EBITDA from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net earnings from continuing operations attributable to Martin Marietta	$256	$292	$336	$396
Add back:
Interest expense, net of interest income	58	56	112	107
Income tax expense for controlling interests	64	73	101	101
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	202	144	367	279
Acquisition, divestiture and integration expenses	11	—	15	—
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	45	—	67	—
Asset and portfolio rationalization charge	2	—	3	—
Adjusted EBITDA from continuing operations	$638	$565	$1,001	$883

LIQUIDITY AND CAPITAL RESOURCES

Cash flow information for the Company is as follows:

	Six Months Ended
	June 30,
(in millions)	2026	2025
Cash Provided by (Used for) Operating Activities
Continuing operations	$406	$525
Discontinued operations	(67)	80
	$339	$605

Cash (Used for) Provided by Investing Activities
Continuing operations	$(1,000)	$(397)
Discontinued operations	432	(55)
	$(568)	$(452)

Cash Provided by (Used for) Financing Activities
Continuing operations	$282	$(584)
Discontinued operations	—	(3)
	$282	$(587)

Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended June 30, 2026 and 2025 was $339 million and $605 million, respectively. Operating cash flow is substantially derived from consolidated net earnings before deducting depreciation, depletion and amortization and the impact of changes in working capital requirements. In the six months ended June 30, 2026, operating cash flow reflects the deduction of the noncash gain on the QUIKRETE transaction from net earnings and the higher income tax payments related to the gain on the QUIKRETE transaction.

The seasonal nature of construction activity impacts the Company’s interim operating cash flow when compared with the full year. Full-year 2025 net cash provided by operating activities was $1.8 billion.

Cash Used for Investing Activities

During the six months ended June 30, 2026 and 2025, the Company paid $314 million and $412 million, respectively, for additions to property, plant and equipment.

As part of the QUIKRETE asset exchange, the Company received $450 million in cash, which is included in net cash provided by investing activities for discontinued operations.

Cash Provided by/Used for Financing Activities

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. During the first six months of 2026, the Company repurchased 325,455 shares of common stock at an average price of $614.52 for an aggregate cost of $200 million. At June 30, 2026, 10.7 million shares of common stock remain available under the Company’s repurchase authorization.

Debt

Line of Credit and Trade Receivable Facility

The Company, through a wholly-owned special-purpose subsidiary, has a trade receivable securitization facility (the Trade Receivable Facility) that matures on September 16, 2026. On May 14, 2026, the Company requested, and lenders consented to, an increase in the Trade Receivable Facility borrowing base from $400 million to $600 million. The Company financed the NFM acquisition (see Note B to the unaudited consolidated financial statements) through cash on hand and short-term borrowings under the Trade Receivable Facility. The Trade Receivable Facility contains a cross-default provision with the Company’s other debt agreements. At June 30, 2026, $560 million was outstanding on the Trade Receivable Facility.

The Company has an $800 million five-year senior unsecured revolving facility (the Revolving Facility), which matures in December 2030. At June 30, 2026, $95 million was outstanding under the Revolving Facility. The Revolving Facility requires the Company’s ratio of consolidated net debt-to-consolidated EBITDA, as defined, for the trailing-twelve-month period (the Ratio) to not exceed 3.50 times as of the end of any fiscal quarter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions during the quarter or the three preceding quarters so long as the Ratio calculated without such exclusion does not exceed 4.25 times. On July 10, 2026, the Company amended its Revolving Facility financial covenant provisions to allow for a maximum ratio of (a) 4.75x for the first three quarters after closing the pending Lhoist North America, Inc. (LNA) transaction (see Note B to the unaudited consolidated financial statements); (b) 4.25x for the next succeeding three quarters; and (c) 3.75x thereafter, provided that the Company may exclude from the Ratio debt incurred in connection with certain acquisitions for a period of four quarters so long as the Ratio calculated without such exclusion does not exceed 4.25x.

Form 10-Q	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, including debt for which the Company is a guarantor, is reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and temporary investments, for purposes of the covenant calculation. The Company was in compliance with the Ratio at June 30, 2026. In the event of a default under the Ratio, the lenders can terminate the Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due.

Cash on hand, along with the Company’s projected internal cash flows and availability of financing resources, including its access to debt and equity capital markets, is expected to remain sufficient to provide the capital resources necessary to support anticipated operating needs, cover debt service requirements, meet capital expenditures and discretionary investment needs, fund certain acquisition opportunities that may arise, allow for payment of dividends for the foreseeable future and allow the repurchase of shares of the Company’s common stock. At June 30, 2026, the Company had $742 million of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. Historically, the Company has successfully extended the maturity dates of these credit facilities.

Term Debt

In anticipation of the pending transaction with LNA, on July 15, 2026, the Company secured a three-year senior unsecured term loan commitment in an aggregate principal amount of $1.5 billion, further enhancing its financial flexibility and supporting funding certainty for the transaction. No borrowings are anticipated until closing the transaction.

Debt Ratings

The Company's debt ratings and outlooks as of June 30, 2026 are as follows:

	Long-term	Outlook
Fitch	BBB+	Negative
Moody's	Baa2	Rating Under Review for Downgrade
Standard & Poor's	BBB+	CreditWatch Negative

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2025 and the Form 10-Q for the quarter ended March 31, 2026. Management continues to evaluate its exposure to operating risks on an ongoing basis.

OTHER MATTERS

Statement Regarding Safe Harbor for Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements under the federal securities laws, including the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties and are based on assumptions that the Company believes are reasonable, but which may differ materially from actual results. These statements reflect the Company’s expectations or forecasts of future events. You can identify these statements because they do not relate only to historical or current facts and may use words such as “anticipate,” “may,” “expect,” “should,” “believe,” “project,” “intend,” “will,” and other words of similar meaning in connection with future events or future operating or financial performance. Any, or all of, management’s forward-looking statements herein and in other publications may prove to be incorrect.

The Company’s outlook is subject to risks and uncertainties and is based on assumptions that the Company believes are reasonable but which may differ materially from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to:

Form 10-Q	34

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
•
Declines in energy-related construction due to changes in oil production or capital spending, particularly in Texas;
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
•
Labor relations risks, such as unionization efforts, work stoppages or strikes;
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
•
Outcomes of environmental or land-use proceedings, or increased costs associated with regulatory obligations, including site reclamation;
•
Elevated premiums or reduced coverage availability for property, casualty, or environmental liability could increase risk exposure;

Form 10-Q	35

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
•
Risks related to the Company's pending LNA transaction (the "LNA Transaction"), including the timing of consummation of the transaction; the ability to satisfy closing conditions, transaction costs or that the closing of the transaction does not occur; the risk that any regulatory approval required to complete the transaction is not obtained, or is obtained subject to conditions that are not anticipated or that the Company is not obligated to accept; the diversion of management time on transaction-related issues; global economic conditions, adverse industry conditions; the risk that the Securities Sale Agreement may be terminated, including in circumstances that would require the Company to pay a termination fee; the Company's ability to obtain the financing on favorable terms or at all and the resulting increase in the Company's indebtedness and potential effects on the Company's credit ratings; the issuance of newly-issued shares of Martin Marietta common stock as consideration payable at the closing of the LNA Transaction and the resulting dilution to the Company's existing shareholders; and potential business uncertainty, including changes to existing business relationships during the pendency of the transaction that could affect financial performance, integration challenges, market conditions, and the impact of the transaction on the Company's stakeholders;
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

Form 10-Q	36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

deemed immaterial may also affect the Company’s performance or the accuracy of forward-looking statements. The Company undertakes no obligation to update any such forward-looking statements.

Additional Notes

Average selling price per ton (ASP) is calculated by dividing revenues excluding non-inventory and external freight revenues of the relevant product by shipment units.

Organic ASP represents ASP, adjusted to exclude the impact of acquisitions and divestitures completed within the preceding 12 months.

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

Telephone: (919) 510-4736

Website address: www.martinmarietta.com

Information included on the Company’s website is not incorporated into, or otherwise creates a part of, this report.

Form 10-Q	37

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s operations are highly dependent upon the interest rate-sensitive construction and steelmaking industries. Consequently, these end markets could experience lower levels of economic activity in an environment of rising interest rates.

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

Aside from these inherent operating risks, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities. At June 30, 2026, the Company had an $800 million Revolving Facility and a $600 million Trade Receivable Facility. Borrowings under these facilities bear interest at a variable interest rate. A hypothetical 100-basis-point increase in interest rates on variable-rate borrowings of $655 million, the combined outstanding balance at June 30, 2026, would increase interest expense by $7 million on an annual basis.

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

Energy Costs. Energy costs, including diesel fuel, natural gas, electricity, coal and petroleum coke, represent significant production costs. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The Specialties business has varying fixed-price agreements for a portion of its 2026 energy requirements. A hypothetical 10% change in the Company’s energy prices in 2026 as compared with 2025, assuming comparable volumes, would change 2026 energy expense for continuing operations by $29 million.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to assess the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Form 10-Q	38

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note I: Commitments and Contingencies, Legal and Administrative Proceedings to the unaudited consolidated financial statements of this Form 10-Q.

ITEM 1A. RISK FACTORS.

An investment in Martin Marietta common stock or debt securities involves risks and uncertainties. You should consider the following factors carefully, in addition to the other information contained in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, before deciding to purchase or otherwise trade the Company’s securities.

This Form 10-Q and other written reports and oral statements made from time to time by the Company contain statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities laws. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and are based on assumptions that the Company believes are reasonable, but which may differ materially from actual results. Investors can identify these statements by the fact that they do not relate only to historical or current facts. The words “may,” “will,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “project,” “scheduled,” and similar expressions in connection with future events or future operating or financial performance are intended to identify forward-looking statements. Any or all of the Company’s forward-looking statements in this Form 10‑Q and in other publications may turn out to be wrong.

Statements and assumptions on future revenues, income and cash flows, performance, economic trends, the outcome of litigation, regulatory compliance, and environmental remediation cost estimates are examples of forward-looking statements. Numerous factors, including the risk factors described in this section, could affect the Company's forward-looking statements and actual performance.

Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider these risk factors to be a complete statement of all potential risks or uncertainties. Other factors besides those set forth herein may adversely affect the Company and may be material. The Company has listed the known material risks it considers relevant in evaluating the Company and its operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Company does not undertake any obligation to update such statements, whether as a result of new information, future events, or otherwise, other than as required by law.

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the factors listed below, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2 of this Form 10-Q, and Note A: Accounting Policies and Note I: Commitments and Contingencies of the Notes to Consolidated Financial Statements of the Company’s unaudited consolidated financial statements included under Item 1, Financial Statements of this Form 10-Q.

Form 10-Q	39

PART II. OTHER INFORMATION

(Continued)

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

We sell most of our aggregates (our primary business) to the construction industry and, therefore, our results depend on that industry’s strength. Because our businesses depend on construction spending, which can be cyclical, our profits are sensitive to national, regional and local economic conditions and the intensity of the underlying spending on aggregates. Construction spending is affected by economic conditions, changes in interest rates, inflation, employment levels, demographic and population shifts, and changes in construction budgets by federal, state and local governments. Further, delays or cancellations of projects in the nonresidential and residential construction markets, which combined accounted for 58% of aggregates shipments in 2025, could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence is adversely affected by economic uncertainty.

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

Form 10-Q	40

PART II. OTHER INFORMATION

(Continued)

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
•
Product and geographic mix shifts toward lower-value stone, shorter haul lengths or smaller projects;
•
Changes in specifications that reduce value differentiation;
•
Contract structures that limit or delay price adjustments, particularly when input costs remain elevated;
•
Inability to pass through increases in costs on a timely or complete basis, resulting in price-cost spread compression.

There is no assurance that market prices will stabilize or improve if demand recovers. Prolonged or widespread price declines, especially if accompanied by reduced shipments, could decrease margins and cash flows, reduce returns on invested capital, negatively affect the carrying value of long-lived assets or goodwill, limit capital available for growth and increase the risk of noncompliance with our net debt-to-consolidated EBITDA ratio under our five-year senior unsecured revolving facility.

Our Building Materials business is seasonal and sensitive to weather and climate-related conditions that can significantly disrupt operations, shipments and demand.

The heavy-side construction business is conducted outdoors. Accordingly, our production, distribution, and customer demand are affected by seasonal weather patterns and adverse weather conditions. Adverse weather conditions, including hurricanes and tropical storms, extreme temperatures, snow, heavy or sustained rainfall, wildfires and earthquakes, reduce construction activity, reduce the demand for our products and impede our ability to efficiently transport material. Severe events can close or damage transportation networks or constrain logistics capacity, slowing our ability to move materials and increasing costs.

Adverse weather conditions also increase our costs and reduce our production output as a result of power outage, additional plant and equipment repairs, the time required to remove water from flooded operations and similar events. Severe drought conditions can restrict available water supplies and constrain production.

Production and shipment levels of the Building Materials business’ products follow activity in the construction industry, which typically is strongest in the spring, summer and fall. Because of the effect of the weather on the construction industry’s activity, our Building Materials business, including our aggregates-related downstream operations, vary by quarter.

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

The physical risks described above may be exacerbated by changing climate conditions, including increased weather variability and the potential for more frequent or severe weather events over time.

Form 10-Q	41

PART II. OTHER INFORMATION

(Continued)

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

We try to meet this challenge by identifying and permitting sites prior to economic expansion, acquiring additional land adjacent to our existing quarries to increase our mineral reserves, developing underground mines, and expanding a distribution network that transports aggregates products by various methods, including rail and water.

Even when deposits are identified, we may be unable to obtain or renew necessary land-use approvals, environmental permits, or other governmental authorizations on acceptable terms or timelines, or at all.

If we are unable to timely replace economically accessible reserves serving our markets, obtain or maintain required permits and approvals, secure necessary property and access rights on acceptable terms, or economically transport materials to demand centers, our ability to serve customers, expand our business, and our results of operations could be adversely affected.

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

Form 10-Q	42

PART II. OTHER INFORMATION

(Continued)

Joint ventures and minority investments can involve governance constraints, differing strategic objectives or disputes that limit our ability to direct operations or realize anticipated benefits.

Integrating acquired businesses may be more difficult, costly, or time-consuming than expected, and we may not realize anticipated benefits.

We have a successful history of business acquisitions and combinations and integration of these businesses into our heritage operations. However, in connection with the integration of LNA or any other business that we may acquire, there is a risk that we will not be able to complete integration successfully or on the time schedule we have projected or in a way that will achieve the level of synergies, cost savings or operating efficiencies we expected from the acquisition. Integration requires the alignment of cultures, safety and operating practices, internal controls, information technology and cybersecurity, procurement, logistics networks, and sales and pricing processes. We may not realize our expected synergies or financial expectations due to customer or supplier reactions, regulatory or permitting limits, or market changes. See “—Risks related to the LNA Transaction – We may fail to realize benefits anticipated as a result of the LNA Transaction.”

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
•
delays or defects in information technology integration, cybersecurity controls, or data privacy compliance that can disrupt operations, increase costs, or expose us to cyber incidents;
•
challenges transferring, renewing, or aligning permits, licenses, title, mineral or water rights, leases, easements, and other approvals;
•
site-specific environmental, geologic, or title conditions that may limit operating plans or increase capital and operating costs;
•
complexities associated with managing the combined operations;
•
integration of personnel;
•
creation of uniform standards, internal controls, procedures, policies and information systems;
•
discovery of previously unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with integrating the remaining operations; and
•
performance shortfalls at business units because of diversion of management attention caused by completing integration activities.

Form 10-Q	43

PART II. OTHER INFORMATION

(Continued)

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
•
we may have trouble integrating new employees, business systems and technology;
•
our due diligence process may not identify compliance issues or other liabilities that are in existence at the time of our acquisition;
•
we may not be able to bring the acquired business up to our expected levels of safety standards as quickly as anticipated;
•
we may have difficulty entering new geographic markets in which we are not experienced; or
•
we may be unable to retain the customers and partners of acquired businesses following the acquisition.

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

Form 10-Q	44

PART II. OTHER INFORMATION

(Continued)

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

Despite our extensive efforts to always remain in strict compliance with all applicable laws and regulations, the risk of liabilities, particularly environmental liabilities, is inherent in the operation of our businesses. These potential liabilities could result in material costs, including fines or personal injury or damages claims and other remedies, which could have an adverse impact on our operations and profitability.

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

Form 10-Q	45

PART II. OTHER INFORMATION

(Continued)

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

Any additional regulatory restrictions on emissions of GHGs imposed by the United States Environmental Protection Agency (USEPA) would likely impact our Specialties operations in Woodville, Ohio, Manistee, Michigan, and Gabbs, Nevada which are subject to comprehensive regulations with respect to GHG emissions.

Any changes to those regulations that restrict or limit GHG emissions could require implementation of technologies that increase operating costs for the Company.

Although several large-scale projects for carbon reduction or capture are in development, no technologies or methods for reducing or capturing GHGs have been proven commercially viable at scale.

We may not be able to recover any increased operating costs, taxes or capital investments relating to GHG emission limitations at those plants from our customers in order to remain competitive in pricing in the relevant markets. Our businesses also are dependent on reliable sources of energy and fuels. We could incur increased costs or disruptions in our operations if climate change legislation and regulation (including regulatory changes with respect to alternative fuel use) or severe weather affect the price or availability of purchased energy or fuels or other materials used in our operations.

States where we operate may adopt additional or more stringent requirements, such as market-based emissions programs, mandated use of alternative fuels, or climate-disclosure regimes which could add measurement, verification / assurance, reporting, and compliance costs and increase potential enforcement exposure.

Compliance with current or future climate-related rules could require capital investments, changes in operating practices, procurement of emissions allowances or credits, or participation in carbon markets. While we do not currently believe such requirements will have a material adverse effect on the financial condition or results of the operations of either the Specialties business or Building Materials business, considering the various regulatory uncertainties, the Company cannot presently predict the costs of any future compliance requirements. We continue to monitor GHG regulations and legislation and their potential impact on our business, financial condition and product demand.

Sustained high or rising interest rates may reduce construction demand, increase our financing costs, and adversely affect our results of operations and financial condition.

Our businesses are sensitive to interest-rate and credit conditions because a substantial portion of demand for our products is tied to the construction markets. Therefore, our business may experience declines from sustained high or rising interest rates and cost increases.

Notably, demand in the residential construction market is affected by interest rates. While the Federal Reserve lowered interest rates several times during 2025, they remain above the current rate of inflation resulting in continued restrictive monetary policy. Sustained high interest rates may adversely affect our business. The residential construction market accounted for 22% of our 2025 aggregates shipments. Higher mortgage rates and reduced affordability can dampen new residential construction. Higher borrowing costs and return thresholds can delay or cancel private nonresidential projects. Elevated municipal and state borrowing costs can affect the timing and scope of infrastructure lettings. Any of these dynamics can lower volumes and pressure pricing in the local markets we serve.

Form 10-Q	46

PART II. OTHER INFORMATION

(Continued)

Rising interest rates could also result in disruptions in the credit markets, which could affect our business.

Changes in tax laws, interpretations, enforcement practices, and our business mix could increase our effective income tax rate, reduce deferred tax assets, or otherwise adversely affect our results of operations and cash flows.

Our effective tax rate is influenced by many factors, including changes in federal, state and local laws and regulations, administrative guidance and court decisions. Since tax rules are complex and change over time our effective tax rate and cash taxes may be volatile and difficult to predict and may be influenced by the following factors among others:

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
•
tax audits, examinations or litigation and the resolution of issues with various tax authorities;
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

Form 10-Q	47

PART II. OTHER INFORMATION

(Continued)

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

Labor unions represented 20% of the hourly employees of our Building Materials business and 59% of the hourly employees of our Specialties business as of June 30, 2026. Our collective bargaining agreements for employees of our Specialties business at the Manistee, Michigan synthetic magnesia plant, the Gabbs, Nevada magnesia mine and processing plant and the Woodville, Ohio lime plant expire in August 2027 and June 2028 and June 2030, respectively.

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

Form 10-Q	48

PART II. OTHER INFORMATION

(Continued)

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

We are subject to regulation under a wide variety of U.S. federal and state and some non-U.S. laws, regulations and policies, including laws related to anticorruption, antibribery, export and import compliance, antitrust and money laundering. We cannot provide assurance that our compliance policies and internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any violations of law or improper conduct could damage our reputation and, depending on the circumstances, subject us to, among other things, civil and criminal penalties, material fines, equitable remedies (including profit disgorgement and injunctions on future conduct), securities litigation and a general loss of investor confidence, any one of which could have a material adverse impact on our business prospects, financial condition, results of operations, cash flows and the market value of our stock. Increased regulatory scrutiny, whistleblower allegations, investigations or enforcement actions, even if ultimately resolved favorably, may require substantial management attention, legal expense and remediation efforts and could result in reputational harm.

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

Form 10-Q	49

PART II. OTHER INFORMATION

(Continued)

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, is out of service because of planned or unplanned maintenance, equipment failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions or violent weather conditions. We have scheduled outages that can range from one week to several weeks at least once a year to refurbish our dolomitic lime production facilities. In 2025, our Specialties operations incurred shutdown costs of $8 million. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

Our earnings are affected by the application of accounting standards and our critical accounting policies, which involve subjective estimates and assumptions by our management, which could be wrong.

The accounting standards we use in preparing our financial statements are often complex and require significant estimates and assumptions in interpreting and applying those standards. These estimates and assumptions involve matters that are inherently uncertain and require subjective and complex judgments. If we used different estimates or applied different methodologies, our financial results could differ.

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

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and change periodically. New or revised accounting standards could, either positively or negatively, affect results reported for periods after adoption as compared with the prior periods, or require retrospective application that changes results reported for prior periods. We urge you to read about our accounting policies and new accounting pronouncements in Note A: Accounting Policies of the Notes to Consolidated Financial Statements of the Company’s unaudited consolidated financial statements included under Item 1, Financial Statements of this Form 10-Q.

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

Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value of a reporting unit exceeds its fair value, the reporting unit's goodwill is considered impaired and a non-cash charge to earnings is recorded. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Future events may occur that would adversely affect the fair value of our goodwill or other acquired intangible assets and require impairment charges. Such events may include, but are not limited to, lower-than-forecasted revenues or profitability, construction growth rates that fall below our assumptions, actions of key customers, increases in interest rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending and a decline in the trading price of our common stock. We continue to evaluate the impact of economic and other developments to assess whether impairment indicators are present. Accordingly, we may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.

Form 10-Q	50

PART II. OTHER INFORMATION

(Continued)

Credit-market stress and tighter financing conditions could reduce construction demand, slow customer payments, constrain our liquidity, and increase our cost of capital.

Demand for aggregates products, particularly in the infrastructure construction market, has historically been negatively affected by federal and state budget challenges and uncertainty over future highway funding levels. Further, delays to or cancellations of projects in the nonresidential and residential construction markets could occur if companies and consumers are unable to obtain financing or if consumer confidence is eroded by economic uncertainty.

A recessionary construction economy can also increase the likelihood of customer payment delays and credit losses. While we are protected in part by payment bonds posted by many of our customers or end-users, as well as statutory lien rights, we have experienced delays in payment from some of our customers during downturns, especially in the construction markets, and expect that we would experience such delays in the future, which would negatively affect operating cash flows.

Our access to and cost of capital may be adversely affected. Additional financing or refinancing might not be available and, if available, may not be on economically favorable terms. Further, an increase in leverage could lead to deterioration in our credit ratings. A reduction in our credit ratings, regardless of the cause, could also limit our ability to obtain additional financing and/or increase our cost of obtaining financing. There is no guarantee we will be able to access the capital markets at attractive interest rates.

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

Our paving operations face challenges when our contracts have penalties for late completion. In some instances, including many of our fixed-price contracts, we guarantee project completion by a certain date. If we subsequently fail to complete the project as scheduled, we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. Under these circumstances, the total project cost could exceed our original estimate, and we could experience a lower profit or a loss on the project. In our paving operations, we also have fixed-price and fixed-unit-price contracts where our profits can be adversely affected by several factors beyond our control, which can cause our actual costs to materially exceed the costs estimated at the time of our original bid. These same issues and risks can also impact some of our contracts in our asphalt and ready mixed concrete operations. These risks are somewhat mitigated by the fact that most of our road paving contracts are for short-term projects. Our ready mixed concrete, asphalt and paving operations typically generate lower profit margins than our aggregates operations due to potentially volatile input costs and highly competitive market dynamics.

Form 10-Q	51

PART II. OTHER INFORMATION

(Continued)

Investment returns on our pension assets may be lower than expected, or interest rates may decline, requiring us to make significant additional cash contributions to our benefit plans.

A portion of our current and former employees has accrued benefits under our defined benefit pension plans. Requirements for funding our pension plan liabilities are based on several actuarial assumptions, including the expected rate of return on our plan assets and the discount rate applied to our pension plan obligations. Fluctuations in equity market returns and changes in long-term interest rates could increase our costs under our defined benefit pension plans and may significantly affect future contribution requirements. It is unknown what the actual investment return on our pension assets will be in future years and what interest rates may be at any given point in time. We cannot therefore provide any assurance of what our actual pension plan costs will be in the future, or whether we will be required under applicable law to make future material plan contributions.

Suppliers, Raw Materials and Energy Costs Risk Factors

Volatility or shortages in fuel, energy and raw materials can increase costs, disrupt operations, and adversely affect our results.

Our businesses require a continued supply of diesel fuel, natural gas, coal, petroleum coke and other energy. Therefore, the cost of energy is one of our largest expenses. Prices and availability for these inputs are subject to market forces largely beyond our control, including global and regional supply-demand dynamics, refining and generation capacity, weather and other physical risks, transportation and labor constraints, geopolitics and trade policy, regulatory changes and supplier operating issues and can therefore be volatile. These factors can cause rapid, significant, and uneven price movements across our footprint and may limit supply in one or more markets.

Cost increases that we are unable to pass through to customers in the form of price increases for our products or interruption in the supply of fuel and electricity have historically adversely affected our financial results and could adversely affect our financial results in the future. Changes in energy costs also affect the prices that we pay for related supplies, including explosives, conveyor belting and tires. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for natural gas, coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Moreover, fluctuations in the supply and costs of these fuels and energy can make planning for our businesses more difficult. Because of the fluctuating trends in diesel fuel prices, we may enter into fixed-price fuel agreements from time to time for a portion of our diesel fuel to reduce our diesel fuel price risk.

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

Form 10-Q	52

PART II. OTHER INFORMATION

(Continued)

Our Specialties business depends in part on the steel industry and the supply of reasonably priced fuels.

Our Specialties business sells some of its products to companies in the steel industry. Accordingly, this business is dependent, in part, on the strength of the steel industry. Our Specialties business also requires significant amounts of natural gas, coal and petroleum coke, and financial results are negatively affected by increases in fuel prices or shortages. Our Specialties business has fixed-price agreements for 34% of its anticipated 2026 coal, petroleum coke and natural gas needs.

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

Cyber threats are rapidly evolving as threat actors have become increasingly sophisticated and carry out large-scale, complex attacks against companies and are reportedly using artificial intelligence to increase the effectiveness and sophistication of attacks. In addition, we have relied on our information technology infrastructure to support remote work from time to time and may need to do so in the future, which can increase cyber risks. We are not able to anticipate or prevent all such attacks and could be held liable for any resulting material security breach or data loss. In addition, it is not always possible to deter or detect misconduct by employees or third-party vendors.

While we have experienced attacks targeting the security of our information technology systems, we are not aware that we have experienced a material cybersecurity incident during the second quarter of 2026. Breaches of our technology systems and those of acquired companies, or those of our vendors and customers, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” or similar attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in our Company’s or such vendors’ and customers’ websites, applications, data processing systems, or disruption of other business operations.

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

We have invested and continue to invest in risk management and information security and data privacy measures in order to protect our systems and data, including employee training, organizational investments, incident response plans, tabletop exercises and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats. Despite our efforts, we are not fully insulated from data breaches and system disruptions. In addition, we are subject to complex and evolving laws, rules and regulations related to cybersecurity. These laws or regulations may be subject to uncertain or inconsistent interpretations and enforcement.

Form 10-Q	53

PART II. OTHER INFORMATION

(Continued)

Any material cybersecurity breach, including the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive or confidential data, or failure or perceived failure by us to comply with applicable laws, rules, or regulations, or any media reports of perceived security vulnerabilities to our systems, products and services or those of third parties relied upon by our Company could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers’ information or financial losses that are either not insured against or not fully covered through any insurance maintained by our Company.

Reports, rumors or assumptions regarding actual or perceived cybersecurity vulnerabilities or incidents may result in similar material adverse consequences, even if no breach has occurred.

Other Risk Factors

Delays or interruptions in shipping products of our businesses could affect our operations.

Transportation logistics play an important role in allowing us to supply products to our customers, whether by road, rail or water. We also rely heavily on third-party truck and rail transportation to ship coal, natural gas and other fuels to our plants. Any significant delays, disruptions or non-availability of our transportation support system could negatively affect our operations. Transportation operations are subject to capacity constraints, high fuel costs and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. In Texas, we compete for third-party trucking services with operations in the oil and gas fields, which can significantly constrain the availability of those services to us. If there are material changes in the availability or cost of transportation services, we may not be able to arrange alternative timely means to transport our products or fuels at a reasonable cost, which could lead to interruptions or slowdowns in our businesses or increases in our costs.

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

Some of our products are distributed by barges along rivers in Ohio and West Virginia. We are exposed to risks associated with distributing our products by barges, including significant delays, disruptions or non-availability of barge transportation that could negatively affect our operations, water levels that could affect our ability to transport our products by barge, and barges that may not be available in quantities that we might need from time to time to support our operations.

Our articles of incorporation and bylaws and North Carolina law may inhibit a change in control that you may favor.

Our restated articles of incorporation and restated bylaws and North Carolina law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our Board of Directors. This could occur even if our shareholders are offered attractive value for their shares or if many or even most of our shareholders believe the takeover is in their best interest.

These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with such a transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

Form 10-Q	54

PART II. OTHER INFORMATION

(Continued)

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

Risks related to the LNA Transaction

We cannot assure you that the proposed LNA Transaction will be completed.

There are a number of risks and uncertainties relating to the LNA Transaction. For example, the LNA Transaction may not be completed, or may not be completed in the timeframe, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing in the Securities Sale Agreement that we entered on June 27, 2026 with LNA Holding SRL (the “Securities Sale Agreement”). There can be no assurance that the conditions to closing of the LNA Transaction will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the LNA Transaction. The Securities Sale Agreement may be terminated by the parties thereto under certain circumstances, including, without limitation, if the LNA Transaction has not been completed by June 15, 2027 or such later date as parties to the Securities Sale Agreement (as defined herein) may agree, including in circumstances that would require us to pay a termination fee. Any delay in closing or a failure to close could have a negative impact on our business and the trading prices of our securities, including the notes.

We may fail to realize benefits anticipated as a result of the LNA Transaction.

The success of the LNA Transaction will depend, in part, on our ability to realize the anticipated business opportunities, synergies and growth prospects from combining LNA with our business. We may never realize these business opportunities, synergies and growth prospects. We may devote significant management attention and resources to preparing for and then integrating our business practices and operations with those of LNA. We may fail to realize some of the anticipated benefits of the LNA Transaction if the integration process takes longer than expected or is more costly than expected, or has other adverse effects we do not currently foresee. Potential difficulties we may encounter in the integration process include:

•
the inability to successfully combine operations in a manner that permits us to achieve the benefits anticipated to result from the LNA Transaction in the time frame currently anticipated or at all;
•
lost sales and customers as a result of certain customers of either the Company or LNA deciding not to do business with us and delays in entering into new agreements with prospective customers;
•
the inability to maintain existing agreements with suppliers, service providers, vendors, and other business counterparties and delays in entering into new agreements with prospective suppliers, service providers, vendors, and other business counterparties;
•
complexities associated with managing the combined operations;
•
integrating personnel and technologies;
•
creation of uniform standards, internal controls, procedures, policies and information systems and eliminating redundant and underperforming functions and assets;

Form 10-Q	55

PART II. OTHER INFORMATION

(Continued)

•
potential unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with integrating the operations;
•
performance shortfalls at business units as a result of the diversion of management attention caused by completing the remaining integration of the operations; and
•
adverse general market, global economic or industry conditions.

The issuance of Consideration Shares in connection with the LNA Transaction will dilute our existing shareholders and may adversely affect the trading price of Martin Marietta common stock.

At the closing of the LNA Transaction, we will pay aggregate consideration of $13.5 billion to LNA, consisting of (i) approximately $7.0 billion in cash, subject to certain adjustments set forth in the Securities Sale Agreement, and (ii) the Consideration Shares. The issuance of the Consideration Shares will cause our shareholders to experience dilution and may have an adverse impact on the trading price of Martin Marietta common stock.

We and LNA will be subject to business uncertainties while the LNA Transaction is pending that could adversely affect our and their business.

Uncertainty about the effect of the LNA Transaction on employees and customers may have an adverse effect on us and on LNA. Although we and LNA intend to take actions to mitigate any adverse effects, these uncertainties may impair our and their ability to attract, retain and motivate key personnel until the LNA Transaction is completed and for a period of time thereafter. These uncertainties could cause customers, suppliers and others that deal with us and/or with LNA to seek to change existing business relationships or delay or defer entering into new business relationships. In addition, employee retention could be reduced during the pendency of the LNA Transaction, as employees may experience uncertainty about their future roles. If, despite our and LNA’s retention efforts, key employees depart because of concerns relating to the uncertainty and difficulty of the integration process or a desire not to remain with us, our business and financial performance could be harmed.

The LNA Transaction is subject to conditions, including regulatory approval under the HSR Act and certain conditions that may not be anticipated, or may not be satisfied or completed on a timely basis, if at all. Any delay in completing the LNA Transaction may reduce or eliminate the benefits expected.

Before the LNA Transaction may be completed, the applicable waiting period must expire or terminate under the HSR Act and we may be required to divest certain assets in order to obtain all necessary regulatory approvals. In addition to this regulatory approval, the LNA Transaction is subject to certain other conditions that may prevent, delay, or otherwise materially adversely affect completion of the LNA Transaction, including conditions we are not obligated to accept. We cannot predict whether and when these other conditions will be satisfied. The requirements for satisfying such conditions could delay completion of the LNA Transaction for a period of time, reducing or eliminating some anticipated benefits of the LNA Transaction, or prevent completion of the LNA Transaction from occurring at all.

Notwithstanding the due diligence investigation that we performed in connection with our entry into the Securities Sale Agreement, LNA may have liabilities, losses or other exposures for which we do not have adequate insurance coverage or other protection.

While we performed due diligence on LNA prior to our entry into the Securities Sale Agreement, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by LNA and its representatives when conducting due diligence and evaluating the results of such due diligence. We do not control and may be unaware of activities of LNA prior to the completion of the LNA Transaction, including liabilities for remediation of environmental conditions, intellectual property and other litigation, claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

If the LNA Transaction is consummated, the liabilities of LNA, including contingent liabilities, will be consolidated with our liabilities for purposes of financial reporting. If LNA’s liabilities are greater than expected, or if there are obligations of LNA

Form 10-Q	56

PART II. OTHER INFORMATION

(Continued)

of which we are not aware, our business could be materially and adversely affected. While we have certain refund rights from LNA Holding SRL under the Securities Sale Agreement for any losses we experience following the consummation of the LNA Transaction as a result of any material inaccuracy of representations made by LNA Holding SRL, such rights substantially are limited. LNA may also have other unknown liabilities which we will be responsible for after consummation of the LNA Transaction. If we are responsible for liabilities not covered by refund rights or insurance, we could suffer consequences that could have a material adverse effect on our financial condition and results of operations.

We will incur a substantial amount of indebtedness in connection with the LNA Transaction.

We expect to fund the cash consideration for the LNA Transaction by incurring up to $7.0 billion of third-party indebtedness. We cannot guarantee that we will be able to generate sufficient cash flow to service and repay this indebtedness, or that we will be able to refinance such indebtedness on favorable terms, or at all. The failure to repay or refinance such indebtedness as expected could have a material adverse effect on our business, financial condition, results of operation, cash flows and/or stock price. If we are unable to service such indebtedness and fund our operations, we may be forced to reduce or delay capital expenditures, seek additional capital, sell assets or refinance or restructure our indebtedness. Any such action may not be successful and we may be unable to service such indebtedness and our operations, which could have a material adverse effect on our business, financial condition, results of operation, cash flows and/or stock price.

In addition, the terms of such indebtedness may restrict certain actions by us and our subsidiaries. The exact terms of such restrictions, if any, will be subject to negotiations prior to consummation of the applicable financing transaction. Such restrictive covenants may limit the ability of us and our subsidiaries. A breach of any of these restrictive covenants, if applicable, could result in default under the applicable debt instrument. Further, we and our subsidiaries may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by any restrictive covenants and financial covenants contained in such debt instruments. The requirement that we and our subsidiaries comply with these provisions may materially adversely affect our and our subsidiaries’ ability to react to changes in market conditions, take advantage of business opportunities that we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a downturn in our business.

Ratings organizations regularly analyze the financial performance and condition of companies and have placed our credit ratings under review as a result of our announcement of proposed transactions, and may do so in the future. While we do not believe that a review by ratings organizations should result in a reduction of our credit ratings, there is no guarantee of such outcome. If a ratings downgrade were to occur in connection with the LNA Transaction, we could experience higher borrowing costs in the future and more restrictive covenants which would reduce profitability and diminish operational flexibility. No assurance can be provided that any of our current ratings will remain in effect following implementation of the LNA Transaction for any given period of time or that a rating will not be lowered by a rating agency if, in its judgment, circumstances so warrant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
April 1, 2026 - April 30, 2026	—	$—	—	10,699,052
May 1, 2026 - May 31, 2026	—	$—	—	10,699,052
June 1, 2026 - June 30, 2026	—	$—	—	10,699,052
Total	—		—

Form 10-Q	57

PART II. OTHER INFORMATION

(Continued)

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

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Form 10-Q	58

PART II. OTHER INFORMATION

(Continued)

ITEM 6. EXHIBITS.

Exhibit No.	Document

2.1

Securities Sale Agreement, dated as of June 27, 2026, between Martin Marietta Materials, Inc., a North Carolina corporation, and LNA Holding SRL, a société à responsabilité limitée organized under the laws of Belgium (incorporated by reference to Exhibit 2.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on June 29, 2026) (Commission File No. 1-12744).

10.1

Amendment No. 1 dated as of July 10, 2026 among the Corporation, the Lenders (as defined in the Revolving Credit Agreement) and JPMCB (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on July 15, 2026) (Commission File No.1-12744).

10.2

Term Credit Agreement dated as of July 15, 2026 among the Corporation, the Lenders (as defined in the Term Credit Agreement) and JPMCB (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on July 15, 2026) (Commission File No.1-12744).

31.01	Certification dated July 30, 2026 of Chief Executive Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification dated July 30, 2026 of Chief Financial Officer pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Written Statement dated July 30, 2026 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Written Statement dated July 30, 2026 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Form 10-Q	59

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: July 30, 2026	By:	/s/ Michael J. Petro
Michael J. Petro
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Form 10-Q	60