Form 10-Q
period 2026-09-30
MARTIN MARIETTA MATERIALS INC
filed 2026-11-04
CIK 916076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-12744

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2026
Common Stock, $.01 par value per share	71,118,485

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2026

Form 10-Q	2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in millions, except share and par value data)	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$140	$67
Restricted cash	12	—
Accounts receivable, net	1,302	723
Inventories, net	1,243	1,078
Other current assets	116	95
Current assets held for sale	3	1,230
Total Current Assets	2,816	3,193
Property, plant and equipment	23,598	15,330
Allowances for depreciation, depletion and amortization	(5,526)	(5,040)
Property, plant and equipment, net	18,072	10,290
Goodwill	8,401	3,614
Other intangibles, net	6,511	459
Operating lease right-of-use assets, net	412	367
Other noncurrent assets	873	788
Total Assets	$37,085	$18,711

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$461	$389
Accrued salaries, benefits and payroll taxes	103	100
Accrued other taxes	71	46
Accrued interest	106	38
Current maturities of long-term debt	720	30
Current operating lease liabilities	84	62
Unpaid commitments to limited liability companies	—	51
Other current liabilities	185	179
Total Current Liabilities	1,730	895
Long-term debt	12,103	5,293
Deferred income taxes, net	3,988	1,266
Noncurrent operating lease liabilities	343	320
Other noncurrent liabilities	1,260	903
Total Liabilities	19,424	8,677
Commitments and Contingencies - Note I	—	—
Equity:
Common stock ($0.01 par value; 100,000,000 shares authorized; 71,118,061 shares and 60,309,739 shares outstanding at September 30, 2026 and December 31, 2025, respectively)	1	1
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in capital	9,505	3,569
Accumulated other comprehensive earnings	93	60
Retained earnings	8,060	6,402
Total Shareholders' Equity	17,659	10,032
Noncontrolling interests	2	2
Total Equity	17,661	10,034
Total Liabilities and Equity	$37,085	$18,711

See accompanying notes to the consolidated financial statements.

Form 10-Q	3

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenues	$2,369	$1,846	$5,678	$4,617
Cost of revenues	1,718	1,235	4,222	3,195
Gross Profit	651	611	1,456	1,422
Selling, general and administrative expenses	133	110	382	340
Acquisition, divestiture and integration expenses	84	5	107	9
Other operating income, net	(4)	(9)	(5)	(23)
Earnings from Operations	438	505	972	1,096
Interest expense	138	59	254	172
Other nonoperating income, net	(13)	(4)	(33)	(23)
Earnings from continuing operations before income tax expense	313	450	751	947
Income tax expense	57	89	159	190
Earnings from continuing operations	256	361	592	757
Earnings from discontinued operations, net of income tax expense	—	53	1,428	101
Consolidated net earnings	256	414	2,020	858
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net Earnings Attributable to Martin Marietta	$256	$414	$2,020	$858

Consolidated Comprehensive Earnings (See Note A)
Comprehensive earnings attributable to Martin Marietta	$255	$418	$2,053	$866
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—
	$255	$418	$2,053	$866

Net Earnings Attributable to Martin Marietta
Basic earnings per share from continuing operations	$3.94	$5.98	$9.57	$12.51
Basic earnings per share from discontinued operations	—	0.88	23.12	1.67
Total basic earnings per share attributable to common shareholders	$3.94	$6.86	$32.69	$14.18

Diluted earnings per share from continuing operations	$3.94	$5.97	$9.55	$12.49
Diluted earnings per share from discontinued operations	—	0.88	23.09	1.66
Total diluted earnings per share attributable to common shareholders	$3.94	$6.85	$32.64	$14.15

Weighted-Average Common Shares Outstanding
Basic	65.0	60.3	61.8	60.5
Diluted	65.1	60.4	61.9	60.6

See accompanying notes to the consolidated financial statements.

Form 10-Q	4

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Cash Flows from Operating Activities
Consolidated net earnings	$2,020	$858
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	617	480
Stock-based compensation expense	49	42
Gain on divestitures and sales of assets	(1,987)	(24)
Deferred income taxes, net	260	75
Bridge financing commitment fees	27	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable, net	(326)	(309)
Inventories, net	145	10
Accounts payable	92	64
Other assets and liabilities, net	10	(33)
Other items, net	(11)	(7)
Net Cash Provided by Operating Activities	896	1,156
Cash Flows from Investing Activities
Additions to property, plant and equipment	(445)	(602)
Acquisitions, net of cash acquired	(7,872)	(577)
Proceeds from divestitures and sales of assets	484	29
Investments in limited liability company	(53)	(54)
Other investing activities, net	12	(9)
Net Cash Used for Investing Activities	(7,874)	(1,213)
Cash Flows from Financing Activities
Proceeds from borrowings	8,552	510
Repayments of debt	(1,040)	(405)
Bridge financing commitment fees	(27)	—
Debt issuance costs	(18)	—
Payments on finance lease obligations	(14)	(17)
Dividends paid	(161)	(147)
Repurchases of common stock	(200)	(450)
Shares withheld for employees’ income tax obligations	(29)	(29)
Other financing activities, net	—	(5)
Net Cash Provided by (Used for) Financing Activities	7,063	(543)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	85	(600)
Cash, Cash Equivalents and Restricted Cash, beginning of period	67	670
Cash, Cash Equivalents and Restricted Cash, end of period	$152	$70

See accompanying notes to the consolidated financial statements.

Form 10-Q	5

MARTIN MARIETTA MATERIALS, INC. AND CONSOLIDATED SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in millions, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2026	60,050,859	$1	$3,587	$94	$7,864	$11,546	$2	$11,548
Consolidated net earnings	—	—	—	—	256	256	—	256
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)	—	(1)
Dividends declared ($0.84 per common share)	—	—	—	—	(60)	(60)	—	(60)
Issuances of common stock	11,050,262	—	5,907	—	—	5,907	—	5,907
Issuances of common stock for stock award plans	16,940	—	5	—	—	5	—	5
Shares withheld for employees' income tax obligations	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	8	—	—	8	—	8
Balance at September 30, 2026	71,118,061	$1	$9,505	$93	$8,060	$17,659	$2	$17,661

Balance at December 31, 2025	60,309,739	$1	$3,569	$60	$6,402	$10,032	$2	$10,034
Consolidated net earnings	—	—	—	—	2,020	2,020	—	2,020
Other comprehensive earnings, net of tax	—	—	—	33	—	33	—	33
Dividends declared ($2.50 per common share)	—	—	—	—	(160)	(160)	—	(160)
Issuances of common stock	11,050,262	—	5,907	—	—	5,907	—	5,907
Issuances of common stock for stock award plans	83,515	—	9	—	—	9	—	9
Shares withheld for employees' income tax obligations	—	—	(29)	—	—	(29)	—	(29)
Repurchases of common stock	(325,455)	—	—	—	(202)	(202)	—	(202)
Stock-based compensation expense	—	—	49	—	—	49	—	49
Balance at September 30, 2026	71,118,061	$1	$9,505	$93	$8,060	$17,659	$2	$17,661

(in millions, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2025	60,305,739	$1	$3,562	$(9)	$5,809	$9,363	$3	$9,366
Consolidated net earnings	—	—	—	—	414	414	—	414
Other comprehensive earnings, net of tax	—	—	—	4	—	4	—	4
Dividends declared ($0.83 per common share)	—	—	—	—	(51)	(51)	—	(51)
Issuances of common stock for stock award plans	1,404	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5	—	—	5	—	5
Balance at September 30, 2025	60,307,143	$1	$3,567	$(5)	$6,172	$9,735	$3	$9,738

Balance at December 31, 2024	61,126,646	$1	$3,550	$(13)	$5,915	$9,453	$3	$9,456
Consolidated net earnings	—	—	—	—	858	858	—	858
Other comprehensive earnings, net of tax	—	—	—	8	—	8	—	8
Dividends declared ($2.41 per common share)	—	—	—	—	(147)	(147)	—	(147)
Issuances of common stock for stock award plans	91,328	—	4	—	—	4	—	4
Shares withheld for employees' income tax obligations	—	—	(29)	—	—	(29)	—	(29)
Repurchases of common stock	(910,831)	—	—	—	(454)	(454)	—	(454)
Stock-based compensation expense	—	—	42	—	—	42	—	42
Balance at September 30, 2025	60,307,143	$1	$3,567	$(5)	$6,172	$9,735	$3	$9,738

See accompanying notes to the consolidated financial statements.

Form 10-Q	6

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ACCOUNTING POLICIES

Organization

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of September 30, 2026, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 500 quarries, mines and distribution yards in 29 states, Canada and The Bahamas. Martin Marietta also provides other building materials, namely, asphalt and paving services and ready mixed concrete, in select vertically integrated markets where the Company also has a notable aggregates position.

The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates and other building materials product lines are reported collectively as the Building Materials business.

In connection with the closing of an asset exchange during the quarter ended March 31, 2026 (see Note B), the Company updated its reportable segments. The Building Materials business includes two reportable segments: East Group (comprised of the East and Southwest divisions) and West Group (comprised of the Central and West divisions). All comparative prior-period information presented in the related notes to the financial statements reflects the updated reportable segments.

The Company also operates a Specialties business, which represents a separate reportable segment. The Specialties business produces high-calcium lime, dolomitic lime and industrial mineral products, serving a diverse range of end markets, including domestic steel manufacturing, infrastructure, heavy nonresidential construction, glass manufacturing, and environmental solutions. The Specialties business also produces high-purity natural and synthetic magnesia-based products, including magnesium sulfate, magnesium oxide and magnesium hydroxide, used in environmental, industrial, agricultural, construction, consumer and specialty applications.

Reportable Segments
	East Group	West Group	Specialties
Operating Locations	Alabama, Arkansas, Florida, Georgia, Louisiana, Maryland, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Nova Scotia and The Bahamas	Arizona, California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Nebraska, Ohio, Tennessee, Utah, Washington, West Virginia, Wyoming and British Columbia

Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Kentucky, Louisiana, Michigan, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, British Columbia and Jamaica

Products and Services	Aggregates	Aggregates, Asphalt and Paving Services, and Ready Mixed Concrete	Lime, Dolomitic Lime, and Limestone Products, Industrial Minerals and Magnesia-based Products
Facility Types	Quarries and Distribution Facilities	Quarries, Mines, Asphalt Plants, Ready Mixed Concrete Plants and Distribution Facilities	Quarries, Mines, Lime Plants, Industrial Minerals and Magnesia Production Facilities and Distribution Facilities

Form 10-Q	7

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for other interim periods or the full year. The consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Restricted Cash

At September 30, 2026, the Company had restricted cash of $12 million, which is invested in an account designated for the purchase of like-kind exchange replacement assets under Section 1031 of the Internal Revenue Code and related IRS procedures (Section 1031). The Company is restricted from utilizing the cash for purposes other than the purchase of qualified assets for a designated period (generally 180 days) from receipt of the proceeds from the sale of the exchanged assets. Any unused cash at the end of the designated period is transferred to unrestricted accounts of the Company and used for general corporate purposes. There was no restricted cash at December 31, 2025.

The statements of cash flows reflect cash flow changes and balances for cash, cash equivalents and restricted cash on an aggregated basis. The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the aggregated amounts presented on the consolidated statements of cash flows:

	September 30,	December 31,
(in millions)	2026	2025
Cash and cash equivalents	$140	$67
Restricted cash	12	—
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$152	$67

Form 10-Q	8

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Consolidated Comprehensive Earnings and Accumulated Other Comprehensive Earnings (Loss)

Consolidated comprehensive earnings attributable to Martin Marietta are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net earnings attributable to Martin Marietta	$256	$414	$2,020	$858
Other comprehensive (loss) earnings, net of tax	(1)	4	33	8
Consolidated comprehensive earnings attributable to Martin Marietta	$255	$418	$2,053	$866

The components of the changes in accumulated other comprehensive earnings (loss), net of tax, are as follows:

	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Earnings (Loss)
(in millions)	Three Months Ended September 30, 2026
Balance at beginning of period	$112	$(18)	$94
Other comprehensive loss before reclassifications, net of tax	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive earnings, net of tax	3	—	3
Other comprehensive earnings (loss), net of tax	3	(4)	(1)
Balance at end of period	$115	$(22)	$93

	Three Months Ended September 30, 2025
Balance at beginning of period	$(7)	$(2)	$(9)
Other comprehensive loss before reclassifications, net of tax	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss, net of tax	5	—	5
Other comprehensive earnings (loss), net of tax	5	(1)	4
Balance at end of period	$(2)	$(3)	$(5)

Form 10-Q	9

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Pension and Postretirement Benefit Plans	Foreign Currency	Accumulated Other Comprehensive Earnings (Loss)
(in millions)	Nine Months Ended September 30, 2026
Balance at beginning of period	$62	$(2)	$60
Other comprehensive earnings (loss) before reclassifications, net of tax	48	(20)	28
Amounts reclassified from accumulated other comprehensive earnings, net of tax	5	—	5
Other comprehensive earnings (loss), net of tax	53	(20)	33
Balance at end of period	$115	$(22)	$93

	Nine Months Ended September 30, 2025
Balance at beginning of period	$(9)	$(4)	$(13)
Other comprehensive earnings before reclassifications, net of tax	—	1	1
Amounts reclassified from accumulated other comprehensive loss, net of tax	7	—	7
Other comprehensive earnings, net of tax	7	1	8
Balance at end of period	$(2)	$(3)	$(5)

The $48 million, net of tax, other comprehensive earnings before reclassifications in the Pension and Postretirement Benefit Plans for the nine months ended September 30, 2026 reflects the remeasurement of the funded status of the Company’s qualified pension plan, required because of a curtailment event (see Note H).

Changes in net noncurrent deferred tax assets related to accumulated other comprehensive earnings (loss) are as follows:

	Pension and Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$2	$40	$18	$41
Tax effect of other comprehensive earnings	—	(1)	(16)	(2)
Balance at end of period	$2	$39	$2	$39

Form 10-Q	10

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications out of accumulated other comprehensive earnings (loss) are as follows:

	Three Months Ended		Nine Months Ended		Affected line items in the consolidated
	September 30,		September 30,		statements of earnings
(in millions)	2026	2025	2026	2025	and comprehensive earnings
Pension and postretirement benefit plans
Curtailment gain	$—	$—	$(5)	$—
Settlement charge	1	5	6	5
Amortization of:
Prior service cost	2	1	4	4
Actuarial loss	—	—	1	—
	3	6	6	9	Other nonoperating income, net
Tax effect	—	(1)	(1)	(2)	Income tax expense
Total	$3	$5	$5	$7

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

The following table reconciles the denominator for basic and diluted earnings from continuing operations per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Basic weighted-average common shares outstanding	65.0	60.3	61.8	60.5
Effect of dilutive employee and director awards	0.1	0.1	0.1	0.1
Diluted weighted-average common shares outstanding	65.1	60.4	61.9	60.6

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

Form 10-Q	11

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The ASU will affect the Company's expense disclosures beginning with the financial statements included in the 2027 Annual Report on Form 10-K, but will have no impact on its results of operations, cash flows or financial condition.

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

NOTE B: BUSINESS COMBINATIONS, DIVESTITURES, DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

2026 Business Combinations

Lhoist North America, Inc.

On August 21, 2026, the Company completed its business combination with Lhoist North America, Inc. (LNA), a wholly-owned direct subsidiary of LNA Holding SRL (LNA Holding), for total consideration of approximately $12.9 billion. Consideration consisted of $7.0 billion in cash, which was financed using proceeds from the issuance of publicly traded debt and term loan borrowings (see Note E), and 10,953,543 newly issued shares of Martin Marietta common stock, par value $0.01 per share, with a value of $5.9 billion based on the closing price of Martin Marietta common stock on August 21, 2026. Following the closing, LNA Holding held approximately 15% of the outstanding Martin Marietta common stock as of September 30, 2026.

LNA is a leading producer of high-calcium lime, dolomitic lime and industrial mineral products, serving a diversified range of end markets through a network of 20 quarries and production facilities and 45 distribution terminals. With more than two billion tons of high-quality limestone reserves and strategic positioning primarily in high-growth Sun Belt metropolitan corridors, this transaction strengthens the Company's portfolio by expanding its complementary, upstream Specialties business and enhances its ability to serve new and existing customers. The transaction also enhances the Company's long-term earnings durability, geographic diversification and exposure to attractive industrial and infrastructure-related end markets. The results from the acquired operations are reported in the Company's Specialties reportable segment.

The Company determined and recorded the preliminary acquisition-date fair values of assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Accordingly, these amounts may change during the measurement period, which will not exceed one year from the consummation date and remained open as of September 30, 2026. Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, accounts receivable; inventories; property, plant and equipment; intangible assets; other assets; accounts payable; accrued expenses; other liabilities; deferred income taxes and goodwill. The goodwill generated by the transaction is not deductible for income tax purposes.

Form 10-Q	12

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is a summary of the preliminary fair values of the assets acquired and liabilities assumed from LNA as of August 21, 2026:

(in millions)
Assets:
Cash	$50
Receivables	222
Inventories	151
Property, plant and equipment [1]	4,792
Intangible assets, other than goodwill	5,969
Other assets	59
Total assets	11,243
Liabilities:
Deferred income taxes	2,344
Other liabilities	408
Total liabilities	2,752
Net identifiable assets acquired	8,491
Goodwill	4,396
Total consideration	$12,887

1 Includes mineral reserves of $3.2 billion.

On June 27, 2026, the Company secured a bridge funding commitment to temporarily fund the LNA acquisition, if necessary. The related $27 million fee for the commitment was amortized as interest expense during the three months ended September 30, 2026 as the bridge facility was not used.

QUIKRETE Holdings, Inc.

On February 23, 2026, the Company completed an asset exchange with QUIKRETE Holdings, Inc. (QUIKRETE). Under the terms of the transaction, Martin Marietta acquired operations producing approximately 20 million tons of aggregates annually in Virginia, Missouri, Kansas and Vancouver, British Columbia, an asphalt and paving business in Vancouver, British Columbia, and $450 million in cash. In exchange, QUIKRETE acquired the Company’s Midlothian cement plant, related cement distribution terminals, Texas ready mixed concrete assets and certain nonoperating land. The acquired aggregates facilities complement Martin Marietta's existing geographic footprint in its Central Division and allowed the Company to expand into new growth platforms in Virginia and the Pacific Northwest.

The Company determined and recorded the preliminary acquisition-date fair values of assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Accordingly, these amounts may change during the measurement period, which will not exceed one year from the consummation date and remained open as of September 30, 2026. During the three months ended September 30, 2026, the Company increased the acquisition-date fair value of property, plant and equipment by $88 million, increased asset retirement obligations by $69 million and reduced goodwill by $25 million. Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, property, plant and equipment; intangible assets; other liabilities; deferred income taxes and goodwill. Of the total goodwill generated by the transaction, $140 million is not deductible and $32 million is deductible for income tax purposes.

Form 10-Q	13

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is a summary of the preliminary fair values of the assets acquired and liabilities assumed from QUIKRETE as of February 23, 2026:

(in millions)
Assets:
Cash	$470
Inventories	109
Property, plant and equipment [1]	2,581
Intangible assets, other than goodwill	45
Other assets	18
Total assets	3,223
Liabilities:
Deferred income taxes	84
Asset retirement obligations	82
Other liabilities	54
Total liabilities	220
Net identifiable assets acquired	3,003
Goodwill	172
Total consideration	$3,175

1 Includes mineral reserves of $2.1 billion.

The following unaudited pro forma financial information summarizes the combined results of the continuing operations for the Company, LNA and QUIKRETE as though the transactions had occurred as of January 1, 2025. The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the LNA business combination and QUIKRETE asset exchange had taken place as of January 1, 2025, nor does it purport to project the future financial position or operating results of the combined company. Consistent with the assumed acquisition date of January 1, 2025, the pro forma financial results include $78 million of after-tax acquisition and integration expenses and a $79 million after-tax charge associated with the sale of inventory after its markup to fair value in purchase accounting for the nine months ended September 30, 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Revenues	$2,649	$2,407	$6,911	$6,234
Net earnings from continuing operations attributable to Martin Marietta	$350	$442	$802	$748

New Frontier Materials LLC

On May 15, 2026, the Company acquired New Frontier Materials LLC (NFM), a complementary bolt-on aggregates-led business operating in the greater St. Louis metropolitan area. The acquired aggregates assets produce over 8 million tons annually and enhance the Company's existing footprint in its Central Division. The Company has recorded preliminary fair values of the assets acquired and liabilities assumed, which are subject to additional reviews that are not yet complete. Accordingly, these amounts may change during the measurement period, which will not exceed one year from the consummation date and remained open as of September 30, 2026. Specific accounts subject to ongoing purchase accounting adjustments include, but are not limited to, property, plant and equipment; goodwill and other intangible assets; and other liabilities. The goodwill generated by the transaction is deductible for income tax purposes. The

Form 10-Q	14

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

acquisition is reported in the Company's West Group and is immaterial to other business combination disclosures, including pro forma results of operations.

Revenues and Pretax Earnings Attributable to 2026 Acquisitions

Revenues and pretax earnings attributable to operations acquired during 2026 included in the Company's consolidated statements of earnings and comprehensive earnings are $436 million and $63 million, respectively, for the three months ended September 30, 2026 and $639 million and $23 million, respectively, for the nine months ended September 30, 2026. Pretax earnings for the three and nine months ended September 30, 2026 include charges of $41 million and $112 million, respectively, associated with the sale of acquired inventory after its markup to fair value as part of purchase accounting.

2025 Business Combinations

On July 25, 2025, the Company acquired Premier Magnesia, LLC (Premier), a privately-owned producer and distributor of magnesia-based products, using cash on hand and credit facility borrowings. Premier is the largest producer of natural magnesite and magnesium sulfate, or Epsom salt, in the United States, with facilities in Nevada, North Carolina, Indiana and Pennsylvania. This transaction expanded the Company's product offerings to new and existing customers and enhanced the Company's Specialties business. The Company recorded fair values of the assets acquired and liabilities assumed. As of September 30, 2026, the measurement period is closed. The goodwill generated by the transaction is deductible for income tax purposes. The acquisition is reported in the Company's Specialties reportable segment and is immaterial to other business combination disclosures, including pro forma results of operations.

Divestitures

On February 23, 2026, the Company divested its Midlothian cement plant, related cement distribution terminals, Texas ready mixed concrete assets and certain nonoperating land as part of the QUIKRETE asset exchange. The divestiture of the Company's sole cement business and remaining Texas ready mixed concrete assets optimized its portfolio and product mix.

The transaction resulted in an after-tax gain of $1.4 billion, which is included in earnings from discontinued operations, net of income tax expense, in the Company's consolidated statement of earnings and comprehensive earnings for the nine months ended September 30, 2026 and excludes transaction expenses associated with the divestiture.

Discontinued Operations

The associated financial results for the Company's Midlothian cement plant, related cement distribution terminals and Texas ready mixed concrete assets, which were part of the East Group, are reported as discontinued operations on the consolidated statements of earnings and comprehensive earnings through their February 23, 2026 divestiture date.

Form 10-Q	15

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Financial results for the Company's discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Revenues	$—	$242	$108	$634
Cost of revenues	—	166	100	490
Gross profit	$—	$76	$8	$144

Pretax earnings (loss) from operations	$—	$68	$(13)	$130
Pretax gain on divestiture	—	—	1,962	—
Pretax earnings	—	68	1,949	130
Income tax expense	—	15	521	29
Earnings from discontinued operations, net of income tax expense	$—	$53	$1,428	$101

Cash flow information for the Company's discontinued operations is as follows:

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Net cash (used for) provided by operating activities	$(67)	$120

Additions to property, plant and equipment	$(18)	$(74)
Proceeds from divestitures and sales of assets	450	1
Net cash provided by (used for) investing activities	$432	$(73)

Net cash used for financing activities	$—	$(5)

Assets and Liabilities Held for Sale

Assets and liabilities held for sale at September 30, 2026 include certain nonoperating land. At December 31, 2025, assets and liabilities held for sale also included the Company's Midlothian cement plant, related cement distribution terminals and Texas ready mixed concrete assets, which were subsequently divested in February 2026.

Form 10-Q	16

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets and liabilities held for sale are as follows:

	Continuing Operations	Continuing Operations	Discontinued Operations	Total
(in millions)	September 30, 2026	December 31, 2025
Inventories, net	$—	$—	$98	$98
Investment land	3	11	—	11
Property, plant and equipment	—	—	486	486
Goodwill	—	—	374	374
Intangible assets, excluding goodwill	—	—	249	249
Operating lease right-of-use assets	—	—	10	10
Other assets	—	—	2	2
Total current assets held for sale	$3	$11	$1,219	$1,230

Lease obligations	$—	$—	$22	$22
Other liabilities	—	—	12	12
Total current liabilities held for sale	$—	$—	$34	$34

NOTE C: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in goodwill by reportable segment and in total:

	East	West
(in millions)	Group	Group	Specialties	Total
Balance at January 1, 2026	$1,733	$1,672	$209	$3,614
Acquisitions	74	371	4,396	4,841
Adjustments to purchase price allocations	(19)	(15)	(4)	(38)
Divestitures	(10)	—	—	(10)
Foreign currency translation	—	(5)	(1)	(6)
Balance at September 30, 2026	$1,778	$2,023	$4,600	$8,401

All intangible assets acquired during 2026 are from business combinations and are as follows:

(in millions, except amortization period)	Amount	Weighted-average amortization period
Subject to amortization:
Permits	$3,849	85 years
Customer relationships	2,007	23 years
Use rights and other	234	20 years
Total	$6,090	62 years

Form 10-Q	17

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE D: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2026	2025
Finished products	$1,453	$1,378
Products in process	21	14
Raw materials	96	49
Supplies and expendable parts	228	124
Total inventories	1,798	1,565
Less: allowances	(555)	(487)
Inventories, net	$1,243	$1,078

NOTE E: DEBT

	September 30,	December 31,
(in millions)	2026	2025

3.450% Senior Notes, due 2027	$300	$299
3.500% Senior Notes, due 2027	494	493
4.850% Senior Notes, due 2029	745	—
2.500% Senior Notes, due 2030	474	473
2.400% Senior Notes, due 2031	892	891
5.200% Senior Notes, due 2032	1,238	—
5.400% Senior Notes, due 2034	988	—
5.150% Senior Notes, due 2034	739	739
5.625% Senior Notes, due 2036	1,481	—
6.250% Senior Notes, due 2037	229	229
4.250% Senior Notes, due 2047	591	591
3.200% Senior Notes, due 2051	851	851
5.500% Senior Notes, due 2054	727	727
6.375% Senior Notes, due 2056	985	—
Term Facility[1]	1,499	—
Revolving Facility[2]	170	—
Trade Receivable Facility[3]	420	30
Total debt	12,823	5,323
Less: current maturities	(720)	(30)
Long-term debt	$12,103	$5,293

1 Borrowings bear interest, at the Company’s option, at either the Term Secured Overnight Financing Rate (Term SOFR Rate) or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. The Term Facility interest rate is 5.02% at September 30, 2026.

2 Borrowings bear interest, at the Company’s option, at rates based upon the Term SOFR Rate or a base rate, plus, for each rate, a margin determined in accordance with a ratings-based pricing grid. The Revolving Facility interest rate is 4.80% at September 30, 2026.

3 Borrowings bear interest at a rate equal to the Adjusted Term SOFR Rate, as defined, plus 0.70%. The Trade Receivable Facility interest rate is 4.38% and 4.57% at September 30, 2026 and December 31, 2025, respectively.

Senior Notes

On August 14, 2026, the Company issued an aggregate principal amount of $5.5 billion of senior notes (collectively, the August 2026 Senior Notes). The Company used the net proceeds, together with borrowings under a $1.5 billion senior

Form 10-Q	18

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

unsecured term loan facility described below, to pay the cash consideration for the business combination with LNA (see Note B).

The August 2026 Senior Notes are carried net of original issue discount, which is being amortized by the effective interest method over the life of the issue. The principal amount, effective interest rate and maturity dates for each of the tranches are as follows:

	Principal Amount (in millions)	Effective Interest Rate	Maturity Date
4.850% Senior Notes	$750	5.00%	August 15, 2029
5.200% Senior Notes	$1,250	5.35%	January 30, 2032
5.400% Senior Notes	$1,000	5.54%	January 30, 2034
5.625% Senior Notes	$1,500	5.76%	August 15, 2036
6.375% Senior Notes	$1,000	6.46%	August 15, 2056

The August 2026 Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior indebtedness and rank senior in right of payment to the Company’s future subordinated indebtedness. The August 2026 Senior Notes of each series are redeemable at the Company's option, in whole or in part, prior to their respective par call dates, as defined, at a make-whole redemption price, and, on or after their respective par call dates and prior to their respective maturity dates, at a price equal to 100% of the principal amount. In either case, accrued and unpaid interest to, but excluding, the applicable redemption date is also payable. Upon a change-of-control repurchase event, the Company would be required to make an offer to repurchase all outstanding August 2026 Senior Notes at a repurchase price equal to 101% of the principal amount of the August 2026 Senior Notes, plus any accrued and unpaid interest.

Credit Facilities

The Company's credit facilities contain the following provisions:

	Term	Revolving	Trade Receivable
	Facility	Facility	Facility*
Facility limit	$1.5 billion	$1.5 billion	$500 million
Lenders	Syndicate of banks	Syndicate of banks	Syndicate of banks
Maturity date	August 19, 2029	August 18, 2031	September 15, 2027
* Borrowings limited to lesser of facility limit or borrowing base, as defined

On July 15, 2026, the Company entered into a Term Credit Agreement with JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, and certain financial institutions, as lenders (the Term Credit Agreement), which provides for a three-year senior unsecured term loan facility in an aggregate principal amount of $1.5 billion (the Term Facility). The Term Facility matures three years after the date on which it is funded.

On August 18, 2026, the Company entered into a Credit Agreement with JPMCB, as administrative agent, and Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., PNC Bank, N.A., Truist Bank and Wells Fargo Bank, N.A., as syndication agents, and the issuing lenders party thereto (the Credit Agreement), which provides for a $1.5 billion five-year senior unsecured revolving facility (the Revolving Facility) with a maturity date of August 18, 2031. The Revolving Facility replaces the Company’s predecessor Credit Agreement. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At September 30, 2026 and December 31, 2025, the Company had $3 million of outstanding letters of credit issued under the Revolving Facility and the predecessor Credit Agreement, respectively.

Form 10-Q	19

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Credit Agreement and Term Credit Agreement require the Company's ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization, as defined, for the trailing twelve months (the Leverage Ratio) to not exceed (a) 4.75x for the first three quarters after closing the LNA transaction, which occurred on August 21, 2026; (b) 4.25x for the next succeeding three quarters; and (c) 3.75x thereafter, provided further that the Company may exclude from the Leverage Ratio debt incurred in connection with certain acquisitions for a period of four quarters so long as the Leverage Ratio calculated without such exclusion does not exceed 4.25x. Additionally, if there are no amounts outstanding under both the Revolving Facility and the Company’s Trade Receivable Facility, consolidated debt, as defined, is reduced for purposes of the calculation of the Leverage Ratio by the sum of the Company’s unrestricted cash and cash equivalents, such reduction not to exceed $500 million. The Company was in compliance with the Leverage Ratio at September 30, 2026.

On September 15, 2026, the Company amended its Trade Receivable Facility to decrease the facility limit from $600 million to $500 million and extended the maturity to September 15, 2027. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to an amount not to exceed $700 million. The Trade Receivable Facility contains a cross-default provision to the Company’s other debt agreements.

NOTE F: FINANCIAL INSTRUMENTS

The Company’s financial instruments include temporary cash investments, restricted cash, accounts receivable, accounts payable, Trade Receivable Facility borrowings, Term Facility borrowings, Revolving Facility borrowings and publicly traded senior notes. The carrying values of temporary cash investments, restricted cash, accounts receivable and accounts payable approximate their fair values.

The carrying value and fair value of the Company’s debt were $12.8 billion and $11.9 billion, respectively, at September 30, 2026 and $5.3 billion and $4.9 billion, respectively, at December 31, 2025. Due to its short-term nature, the carrying value of Trade Receivable Facility borrowings approximates its fair value. The estimated fair values of the Term Facility and the Revolving Facility, which represent variable-rate debt, approximate their carrying amounts as the interest rates reset periodically. The estimated fair value of the Company’s publicly traded senior notes was estimated based on Level 2 of the fair value hierarchy using observable market data.

NOTE G: INCOME TAXES

The Company's effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with the statutory depletion deduction for mineral reserves. The effective income tax rates for continuing operations were 21.2% and 20.0% for the nine months ended September 30, 2026 and 2025, respectively.

The Company invests in renewable energy investment entities which qualify for tax credits and other tax benefits (RETC projects) and are accounted for under the proportional amortization method. For the nine months ended September 30, 2026, the Company's annualized effective tax rate includes the proportional amortization of these investments of $13 million, offset by other tax benefits of $13 million. For the nine months ended September 30, 2025, the Company's annualized effective tax rate included the proportional amortization of these investments of $128 million, offset by $124 million of tax credits and $15 million of other tax benefits. Unfunded commitments related to these tax equity investments as of December 31, 2025 are recorded in Unpaid commitments to limited liability companies on the consolidated balance sheet.

NOTE H: PENSION BENEFITS

In connection with the Company's divestiture of its Midlothian cement plant, related cement distribution terminals, and Texas ready mixed concrete assets (see Note B), certain employees ceased to be active participants in the Company's qualified defined benefit pension plan. This event resulted in a curtailment and required the Company to remeasure its

Form 10-Q	20

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

projected benefit obligation and plan assets. The Company elected a practical expedient and performed the remeasurement as of April 30, 2026, the month-end measurement date nearest to when the affected employees ceased to be active participants in the plan. The discount rate for the remeasurement was 6.21% compared with 6.00% prior to the remeasurement. The Company recognized a curtailment gain of $5 million during the nine months ended September 30, 2026.

The net periodic benefit cost for pension benefits includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Service cost	$9	$9	$26	$27
Interest cost	15	15	46	44
Expected return on assets	(24)	(21)	(71)	(62)
Amortization of:
Prior service cost	2	1	4	4
Actuarial loss	—	—	1	1
Curtailment gain	—	—	(5)	—
Settlement charge	1	5	6	5
Net periodic benefit cost	$3	$9	$7	$19

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

Form 10-Q	21

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

of the Company’s businesses, as it is with other companies engaged in similar businesses. The Company has no material provisions for environmental remediation liabilities and does not believe such liabilities will have a material adverse effect on its financial condition, results of operations or cash flow.

Letters of Credit

In the normal course of business, the Company provides certain third parties with standby letters of credit guaranteeing payment of certain insurance claims, contract performance and permit requirements. At September 30, 2026, the Company was contingently liable for $44 million in letters of credit.

Surety Bonds

At September 30, 2026, the Company was contingently liable for surety bonds required by certain governments and their related agencies. The bonds are provided in the normal course of business and are principally for certain insurance claims, construction contracts, reclamation obligations and mining permits guaranteeing the Company’s own performance. The Company has indemnified the underwriting insurance company against any exposure under the surety bonds. Based on the Company’s historical experience, no material claims have been made against these financial instruments.

NOTE J: SEGMENTS

The Building Materials business is comprised of four divisions that represent individual operating segments. These operating segments are consolidated into two reportable segments, the East Group and the West Group, for financial reporting purposes, as they meet the aggregation criteria (see Note A for 2026 changes to the components of the East Group and West Group reportable segments). The Specialties business represents a separate reportable segment.

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

Form 10-Q	22

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended September 30, 2026
(in millions)	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$1,020	$987	$362	$2,369	$—	$2,369
Less:
Labor and benefits expense	95	129	38	262	(2)	260
Depreciation, depletion and amortization expense	93	98	37	228	1	229
Energy expense	53	55	29	137	—	137
Other costs of revenues	343	423	127	893	13	906
External freight expense[1]	86	57	43	186	—	186
Selling, general and administrative expenses	45	42	23	110	23	133
Acquisition, divestiture and integration expenses	—	—	—	—	84	84
Other operating (income) expense, net	(7)	3	(3)	(7)	3	(4)
Segment Earnings (Loss) from Operations	$312	$180	$68	$560	$(122)	$438
Interest expense						138
Other nonoperating income, net						(13)
Consolidated earnings from continuing operations before income tax expense						$313

	Three Months Ended September 30, 2025
(in millions)	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$943	$772	$131	$1,846	$—	$1,846
Less:
Labor and benefits expense	97	99	17	213	3	216
Depreciation, depletion and amortization expense	80	54	8	142	1	143
Energy expense	37	32	10	79	—	79
Other costs of revenues	289	338	51	678	4	682
External freight expense[1]	65	39	11	115	—	115
Selling, general and administrative expenses	43	34	8	85	25	110
Acquisition, divestiture and integration expenses	—	—	—	—	5	5
Other operating income, net	(3)	—	—	(3)	(6)	(9)
Segment Earnings (Loss) from Operations	$335	$176	$26	$537	$(32)	$505
Interest expense						59
Other nonoperating income, net						(4)
Consolidated earnings from continuing operations before income tax expense						$450

Form 10-Q	23

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Nine Months Ended September 30, 2026
(in millions)	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$2,827	$2,195	$656	$5,678	$—	$5,678
Less:
Labor and benefits expense	280	333	83	696	(2)	694
Depreciation, depletion and amortization expense	266	245	58	569	3	572
Energy expense	137	125	52	314	—	314
Other costs of revenues	969	1,011	216	2,196	24	2,220
External freight expense[1]	216	141	65	422	—	422
Selling, general and administrative expenses	134	117	41	292	90	382
Acquisition, divestiture and integration expenses	—	—	—	—	107	107
Other operating (income) expense, net	(12)	5	(3)	(10)	5	(5)
Segment Earnings (Loss) from Operations	$837	$218	$144	$1,199	$(227)	$972
Interest expense						254
Other nonoperating income, net						(33)
Consolidated earnings from continuing operations before income tax expense						$751

	Nine Months Ended September 30, 2025
(in millions)	East Group	West Group	Specialties	Total Reportable Segments	Corporate	Total
Segment Revenues	$2,578	$1,730	$309	$4,617	$—	$4,617
Less:
Labor and benefits expense	271	270	38	579	3	582
Depreciation, depletion and amortization expense	237	153	17	407	2	409
Energy expense	103	84	27	214	—	214
Other costs of revenues	797	801	91	1,689	13	1,702
External freight expense[1]	171	89	28	288	—	288
Selling, general and administrative expenses	126	107	18	251	89	340
Acquisition, divestiture and integration expenses	—	—	—	—	9	9
Other operating income, net	(1)	—	—	(1)	(22)	(23)
Segment Earnings (Loss) from Operations	$874	$226	$90	$1,190	$(94)	$1,096
Interest expense						172
Other nonoperating income, net						(23)
Consolidated earnings from continuing operations before income tax expense						$947

1 External freight expense is a pass-through for East and West Groups

Form 10-Q	24

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets employed by segment include assets directly identified with those operations, including assets held for sale. Corporate assets consist primarily of cash, cash equivalents and restricted cash; property, plant and equipment used in corporate operations; and other assets not directly identifiable with a reportable segment.

As of December 31, 2025, assets held for sale associated with discontinued operations were predominantly included in the East Group. The decrease in assets employed in the East Group as of September 30, 2026 reflects the February 2026 divestiture of the Company's Texas cement and ready mixed concrete assets and is partially offset by the assets acquired in the QUIKRETE transaction (see Note B) located within the Company's East Division. The increase in assets employed in the West Group as of September 30, 2026 is primarily due to assets acquired in the QUIKRETE transaction located within the Company's Central and West divisions, as well as the NFM acquisition. The increase in assets employed in Specialties as of September 30, 2026 is due to the assets acquired in the LNA transaction (see Note B).

	September 30,	December 31,
(in millions)	2026	2025
Assets employed
East Group	$10,613	$10,880
West Group	8,814	5,875
Specialties	16,497	883
Total reportable segments	35,924	17,638
Corporate	1,161	1,073
Total	$37,085	$18,711

The following tables display property additions for the Company’s reportable segments.

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Total property additions, including the impact of acquisitions
East Group	$948	$309
West Group	2,569	171
Specialties	4,761	365
Total reportable segments	8,278	845
Corporate	10	18
Total	$8,288	$863

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Property additions through business combinations
East Group	$751	$2
West Group	2,464	—
Specialties	4,725	337
Total reportable segments	7,940	339
Corporate	—	—
Total	$7,940	$339

Form 10-Q	25

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Revenues
Building Materials business:
Aggregates	$1,662	$1,458	$4,337	$3,780
Other Building Materials	399	351	819	744
Less: interproduct revenues	(54)	(94)	(134)	(216)
Total Building Materials business	2,007	1,715	5,022	4,308
Specialties	362	131	656	309
Total	$2,369	$1,846	$5,678	$4,617

Gross profit (loss)
Building Materials business:
Aggregates	$512	$531	$1,217	$1,257
Other Building Materials	63	54	82	75
Total Building Materials business	575	585	1,299	1,332
Specialties	88	34	182	108
Corporate	(12)	(8)	(25)	(18)
Total	$651	$611	$1,456	$1,422

Performance Obligations

Performance obligations are contractual promises to transfer or provide a distinct good or service for a stated price. The Company’s product sales agreements are single-performance obligations that are satisfied at a point in time. Performance obligations within paving service agreements are satisfied over time, with performance periods generally ranging from one day to two years. Customer payments for the paving operations are generally based on contractual billing schedules and may, in certain circumstances, be contingent upon receipt of payment by the customer.

Future revenues from unsatisfied performance obligations at September 30, 2026 and 2025 were $219 million and $225 million, respectively, and the remaining periods to complete these obligations ranged from one month to 49 months and one month to 27 months, respectively.

Service Revenues

Service revenues were $123 million and $130 million for the three months ended September 30, 2026 and 2025, respectively, and reported in the West Group. Service revenues for the nine months ended September 30, 2026 and 2025 were $249 million and $267 million, respectively. Service revenues include paving operations in Colorado and British Columbia. The British Columbia paving operations were acquired on February 23, 2026. For 2025, service revenues also included the Company's California paving operations through its April 2025 divestiture date.

Form 10-Q	26

(UNAUDITED) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE L: SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities are as follows:

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Common stock consideration for acquisitions	$5,907	$—
Acquisition of assets through asset exchange	$2,725	$—
Accrued liabilities for purchases of property, plant and equipment	$42	$57
Right-of-use assets obtained in exchange for new operating lease liabilities	$93	$59
Right-of-use assets obtained in exchange for new finance lease liabilities	$105	$66
Remeasurement of finance lease right-of-use assets	$—	$50
Remeasurement of operating lease right-of-use assets	$8	$(1)

Right-of-use assets obtained in exchange for new operating lease liabilities for the nine months ended September 30, 2026 include $53 million of operating leases assumed in connection with acquired operations. Right-of-use assets obtained in exchange for new finance lease liabilities for the nine months ended September 30, 2026 include $74 million of finance leases assumed in connection with acquired operations.

Supplemental disclosures of cash flow information are as follows:

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Cash paid for interest, net of capitalized amount	$155	$149
Cash paid for income taxes, net of refunds	$428	$162

Form 10-Q	27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Martin Marietta Materials, Inc. (the Company or Martin Marietta) is a natural resource-based building materials company. As of September 30, 2026, the Company supplies aggregates (crushed stone, sand and gravel) through its network of approximately 500 quarries, mines and distribution yards in 29 states, Canada and The Bahamas. Martin Marietta also provides other building materials, namely, asphalt and paving services and ready mixed concrete, in select vertically integrated markets where the Company has a notable aggregates position.

The Company’s heavy-side building materials are used in infrastructure, nonresidential and residential construction projects. Aggregates are also used in agricultural, utility and environmental applications and as railroad ballast. The aggregates and other building materials product lines are reported collectively as the Building Materials business.

On February 23, 2026, the Company completed its previously announced asset exchange with QUIKRETE Holdings, Inc. (QUIKRETE). Under the terms of the transaction, Martin Marietta acquired operations producing approximately 20 million tons of aggregates annually in Virginia, Missouri, Kansas and Vancouver, British Columbia, thereby adding to its presence in several attractive growth markets, as well as an asphalt and paving business in Vancouver, British Columbia, along with $450 million in cash. In exchange, QUIKRETE acquired the Company’s Midlothian cement plant, related cement distribution terminals, Texas ready mixed concrete assets and certain nonoperating land. The financial results for the Midlothian cement plant, related cement terminals and Texas ready mixed concrete assets are reported as discontinued operations through the divestiture date and for the comparable prior-year quarter and year-to-date period (see Note B to the unaudited consolidated financial statements).

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

The Company also operates a Specialties business, which represents a separate reportable segment. The Specialties business produces high-calcium lime, dolomitic lime and industrial mineral products, serving a diverse range of end markets, including domestic steel manufacturing, infrastructure, heavy nonresidential construction, glass manufacturing and environmental solutions. The Specialties business also produces high-purity natural and synthetic magnesia-based products, including magnesium sulfate, magnesium oxide and magnesium hydroxide, used in environmental, industrial, agricultural, construction, consumer and specialty applications.

On August 21, 2026, the Company completed its business combination with Lhoist North America, Inc. (LNA), a wholly-owned direct subsidiary of LNA Holding SRL (LNA Holding), for $12.9 billion (the LNA Transaction). Consideration consisted of $7.0 billion in cash, which was financed using proceeds from the issuance of publicly traded debt and term loan borrowings (see Note E to the unaudited consolidated financial statements), and 10,953,543 newly issued shares of Martin Marietta common stock, par value $0.01 per share, with a value of $5.9 billion based on the closing price of Martin Marietta common stock on August 21, 2026. LNA is a leading producer of high-calcium lime, dolomitic lime and industrial mineral products, serving a diversified range of end markets through a network of 20 quarries and production facilities and 45 distribution terminals. LNA is reported in the Company's Specialties reportable segment.

Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Reportable Segments
	East Group	West Group	Specialties
Operating Locations	Alabama, Arkansas, Florida, Georgia, Louisiana, Maryland, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Nova Scotia and The Bahamas	Arizona, California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Nebraska, Ohio, Tennessee, Utah, Washington, West Virginia, Wyoming and British Columbia

Alabama, Arizona, California, Colorado, Florida, Illinois, Indiana, Kentucky, Louisiana, Michigan, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, British Columbia and Jamaica

Products and Services	Aggregates	Aggregates, Asphalt and Paving Services, and Ready Mixed Concrete	Lime, Dolomitic Lime and Limestone Products, Industrial Minerals and Magnesia-based Products
Facility Types	Quarries and Distribution Facilities	Quarries, Mines, Asphalt Plants, Ready Mixed Concrete Plants and Distribution Facilities	Quarries, Mines, Lime Plants, Industrial Minerals and Magnesia Production Facilities and Distribution Facilities
Modes of Transportation	Truck, Railcar and Ship	Truck, Railcar and Barge	Truck, Railcar, Ship and Barge

CRITICAL ACCOUNTING POLICIES

The Company outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2025. There were no changes to the Company’s critical accounting policies during the nine months ended September 30, 2026.

RESULTS OF OPERATIONS

The Building Materials business is significantly affected by weather patterns, precipitation and other weather-related conditions. Production and shipment levels for aggregates, ready mixed concrete and asphalt materials correlate with general construction activity levels, most of which occur in the spring, summer and fall. Thus, production and shipment levels vary by quarter. Excessive rainfall, drought, wildfire and extreme temperatures can adversely affect production, shipments and profitability in most markets served by the Company. Due to the potentially significant impact of weather on the Company’s operations, current-period results are not necessarily indicative of expected performance for other interim periods or the full year.

All financial and operating results included in this section are for continuing operations and comparisons are to the prior-year third quarter or prior year-to-date period, unless otherwise noted.

Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Three Months Ended September 30, 2026

The following table presents revenues for the Company and its reportable segments by product line for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
(in millions)	2026	2025
Revenues
Building Materials business:
East Group
Aggregates	$1,020	$989
Less: Interproduct revenues	—	(46)
East Group Total	1,020	943
West Group
Aggregates	642	469
Other Building Materials	399	351
Less: Interproduct revenues	(54)	(48)
West Group Total	987	772
Total Building Materials business	2,007	1,715
Specialties	362	131
Total	$2,369	$1,846

The following table presents gross profit (loss) for the Company by product line for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
(in millions)	2026	2025
Gross profit (loss)
Building Materials business:
Aggregates	$512	$531
Other Building Materials	63	54
Total Building Materials business	575	585
Specialties	88	34
Corporate	(12)	(8)
Total	$651	$611

Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following table displays depreciation, depletion and amortization by product line included in the Cost of revenues line item in the consolidated statements of earnings and comprehensive earnings.

	Three Months Ended September 30,
(in millions)	2026	2025
Building Materials business:
Aggregates	$179	$124
Other Building Materials	14	10
Total Building Materials business	193	134
Specialties	37	8
Corporate	1	1
Total	$231	$143

Third-quarter results reflected strong contributions from recent acquisitions, partially offset by inflationary cost pressures and softer market demand across the Company’s heritage operations. Acquired operations contributed to record quarterly revenues, while acquisition-related mix reduced reported aggregates ASP relative to the prior-year period.

Building Materials Business

	Three Months Ended September 30,
(in millions)	2026	2025	% Change
Aggregates product line
Shipments (tons)	67.1	57.9	15.9%
Average selling price per ton	$22.41	$23.24	(3.6)%
Revenues	$1,662	$1,458	14%
Gross profit	$512	$531	(4)%
Organic shipments (tons)	57.3	57.9	(1.1)%
Organic average selling price per ton	$23.48	$23.24	1.0%

Third-quarter aggregates shipments increased 15.9% to a record 67.1 million tons, driven by acquisition contributions. Average selling price per ton (ASP) decreased from the prior-year third quarter, primarily reflecting acquisition-related mix as acquired operations have ASPs below the Company average. Organic ASP increased 1.0%, or 2.7% on a mix-adjusted basis.

Aggregates gross profit for the quarter ended September 30, 2026 decreased, primarily reflecting higher depreciation, depletion and amortization expense and energy-related costs.

Other Building Materials revenues increased 14% to $399 million. Gross profit increased 17% to $63 million, benefiting from acquisition contributions and strong performance from the California asphalt business.

Specialties Business

Specialties delivered record third-quarter revenues and gross profit of $362 million and $88 million, respectively, reflecting strong organic performance and contributions from LNA. Organic Specialties revenues and gross profit increased 11% and 6%, respectively.

Selling, General and Administrative Expenses (SG&A)

Consolidated SG&A for the third quarter of 2026 was 5.6% of revenues compared with 6.0% in the prior-year quarter, as the increase in revenues, including the contributions from acquired operations, outpaced the increase in SG&A expenses.

Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Acquisition, Divestiture and Integration Expenses

The Company incurred acquisition, divestiture and integration expenses of $84 million in the third quarter of 2026, primarily related to the LNA Transaction.

Interest Expense

Interest expense for the third quarter of 2026 was $138 million compared with $59 million in the prior-year quarter. The increase reflects interest expense related to the $5.5 billion of publicly traded debt and $1.5 billion term loan facility borrowings the Company secured in August 2026 to finance cash consideration for the LNA Transaction. Additionally, 2026 includes $27 million of expense related to a bridge funding commitment fee that was amortized as interest expense, as the bridge facility was not used.

Net Earnings and Earnings per Diluted Share from Continuing Operations Attributable to Martin Marietta

Net earnings from continuing operations attributable to Martin Marietta for the third quarter were $256 million, or $3.94 per diluted share, in 2026 compared with $361 million, or $5.97 per diluted share, in 2025. Results include after-tax charges of $99 million, or $1.53 per diluted share for 2026, and $9 million, or $0.15 per diluted share, for 2025, related to acquisition, divestiture and integration expenses and the impact of selling acquired inventory after markup to fair value as part of acquisition accounting for transactions meeting the Company's threshold for adding back for purposes of calculating Adjusted EBITDA from continuing operations; and an asset and portfolio rationalization charge (2026 only).

Nine Months Ended September 30, 2026

The following table presents revenues for the Company and its reportable segments by product line for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
(in millions)	2026	2025
Revenues
Building Materials business:
East Group
Aggregates	$2,846	$2,697
Less: Interproduct revenues	(19)	(119)
East Group Total	2,827	2,578
West Group
Aggregates	1,491	1,083
Other Building Materials	819	744
Less: Interproduct revenues	(115)	(97)
West Group Total	2,195	1,730
Total Building Materials business	5,022	4,308
Specialties	656	309
Total	$5,678	$4,617

Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The following table presents gross profit (loss) for the Company by product line for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
(in millions)	2026	2025
Gross profit (loss)
Building Materials business:
Aggregates	$1,217	$1,257
Other Building Materials	82	75
Total Building Materials business	1,299	1,332
Specialties	182	108
Corporate	(25)	(18)
Total	$1,456	$1,422

The following table displays depreciation, depletion and amortization by product line included in the Cost of revenues line item in the consolidated statements of earnings and comprehensive earnings.

	Nine Months Ended September 30,
(in millions)	2026	2025
Building Materials business:
Aggregates	$477	$361
Other Building Materials	38	30
Total Building Materials business	515	391
Specialties	59	18
Corporate	3	3
Total	$577	$412

Building Materials Business

	Nine Months Ended September 30,
(in millions)	2026	2025	% Change
Aggregates product line
Shipments (tons)	172.6	149.6	15.4%
Average selling price per ton	$22.85	$23.37	(2.2)%
Revenues	$4,337	$3,780	15%
Gross profit	$1,217	$1,257	(3)%
Organic shipments (tons)	153.0	149.6	2.2%
Organic average selling price per ton	$23.71	$23.37	1.5%

Aggregates shipments increased 15.4%, driven by organic growth and contributions from acquired operations. ASP per ton decreased slightly from the prior-year period, reflecting acquisition-related mix impacts. Organic ASP increased 1.5%, or 3.1% on a mix-adjusted basis.

Aggregates gross profit for the nine months ended September 30, 2026 decreased, primarily reflecting the $78 million charge associated with the sale of acquired inventory after its markup to fair value as part of acquisition accounting, and higher depreciation, depletion and amortization expense, diesel fuel and energy costs.

Form 10-Q	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

Other Building Materials revenues increased 10% to $819 million, and generated gross profit of $82 million, an increase of 9%, reflecting acquisition contributions partially offset by reduced paving job margins and higher ready mixed concrete raw material costs.

Specialties Business

Specialties delivered revenues of $656 million and gross profit of $182 million, an increase of 68%. These results reflect contributions from LNA and organic revenue gains partially offset by higher energy costs.

Selling, General and Administrative Expenses

Consolidated SG&A for the nine months ended September 30, 2026 was 6.7% of revenues compared with 7.4% in the prior-year period as the increase in revenues, including the contributions from acquired operations, outpaced the increase in SG&A expenses.

Acquisition, Divestiture and Integration Expenses

The Company incurred acquisition, divestiture and integration expenses of $107 million during the nine months ended September 30, 2026, primarily related to the LNA Transaction and QUIKRETE asset exchange.

Interest Expense

Interest expense for the nine months ended September 30, 2026 was $254 million compared with $172 million in the prior year-to-date period. The increase reflects interest expense on the $5.5 billion of publicly traded debt and $1.5 billion term loan facility borrowings the Company secured in August 2026 to finance the cash consideration for the LNA Transaction. Additionally, 2026 includes $27 million for a bridge funding commitment fee that was amortized as interest expense, as the financing was not used.

Income Taxes

For the nine months ended September 30, 2026 and 2025, the effective income tax rates for continuing operations were 21.2% and 20.0%, respectively.

Net Earnings and Earnings per Diluted Share from Continuing Operations Attributable to Martin Marietta

Net earnings from continuing operations attributable to Martin Marietta for the nine months ended September 30, 2026 were $592 million, or $9.55 per diluted share, compared with $757 million, or $12.49 per diluted share, in 2025. Results include after-tax charges of $181 million, or $2.93 per diluted share, for 2026 and $9 million, or $0.15 per diluted share, for 2025, related to acquisition, divestiture and integration expenses and the impact of selling acquired inventory after markup to fair value as part of acquisition accounting for transactions meeting the Company's threshold for adding back for purposes of calculating Adjusted EBITDA from continuing operations; an asset and portfolio rationalization charge (2026 only); and the revaluation of deferred tax liabilities driven by changes in the state jurisdictional mix of the business following the QUIKRETE transaction (2026 only).

Discontinued Operations

The Company's Midlothian cement plant, related cement terminals and Texas ready mixed concrete assets were reported as discontinued operations through their February 2026 divestiture date. The collective businesses generated earnings, net of income tax expense, of $1.4 billion in 2026 compared with $101 million in 2025. The 2026 earnings included a $1.4 billion after-tax gain on the divestiture.

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

The following table presents a reconciliation of net earnings from continuing operations attributable to Martin Marietta to Adjusted EBITDA from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net earnings from continuing operations attributable to Martin Marietta	$256	$361	$592	$757
Add back:
Interest expense, net of interest income	132	56	244	163
Income tax expense for controlling interests	57	89	159	190
Depreciation, depletion and amortization expense and earnings/loss from nonconsolidated equity affiliates	242	149	609	429
Acquisition, divestiture and integration expenses	82	7	96	7
Impact of selling acquired inventory after markup to fair value as part of acquisition accounting	38	5	105	5
Asset and portfolio rationalization charge	1	—	4	—
Adjusted EBITDA from continuing operations	$808	$667	$1,809	$1,551

Form 10-Q	35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash flow information for the Company is as follows:

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Cash Provided by (Used for) Operating Activities
Continuing operations	$963	$1,036
Discontinued operations	(67)	120
	$896	$1,156

Cash (Used for) Provided by Investing Activities
Continuing operations	$(8,306)	$(1,140)
Discontinued operations	432	(73)
	$(7,874)	$(1,213)

Cash Provided by (Used for) Financing Activities
Continuing operations	$7,063	$(538)
Discontinued operations	—	(5)
	$7,063	$(543)

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was $896 million and $1.2 billion, respectively. Operating cash flow is substantially derived from consolidated net earnings before deducting depreciation, depletion and amortization and the impact of changes in working capital requirements. For the nine months ended September 30, 2026, operating cash flow reflects the higher income tax payments related to the gain on the QUIKRETE transaction.

The seasonal nature of construction activity impacts the Company’s interim operating cash flow when compared with the full year. Full-year 2025 net cash provided by operating activities was $1.8 billion.

Cash Provided by/Used for Investing Activities

On August 21, 2026, the Company completed the LNA Transaction for total consideration of $12.9 billion, consisting of $7.0 billion in cash and the issuance of Martin Marietta common stock valued at $5.9 billion.

During the nine months ended September 30, 2026 and 2025, the Company paid $445 million and $602 million, respectively, for additions to property, plant and equipment.

As part of the QUIKRETE asset exchange, the Company received $450 million in cash, which is included in net cash provided by investing activities for discontinued operations.

Cash Provided by/Used for Financing Activities

In 2026, the Company entered into a $1.5 billion three-year senior unsecured term loan facility and issued $5.5 billion in aggregate principal amount of senior unsecured notes across five tranches to fund the cash consideration for the LNA Transaction.

Form 10-Q	36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

The Company can repurchase its common stock through open-market purchases pursuant to authority granted by its Board of Directors or through private transactions at such prices and upon such terms as the Chief Executive Officer deems appropriate. During the first nine months of 2026, the Company repurchased 325,455 shares of common stock at an average price of $614.52 for an aggregate cost of $200 million. At September 30, 2026, 10.7 million shares of common stock remain available under the Company’s repurchase authorization.

Debt

Senior Notes

On August 14, 2026, the Company issued an aggregate of $5.5 billion of senior notes (see Note E to the unaudited consolidated financial statements). The Company used the net proceeds, together with borrowings under a $1.5 billion senior unsecured term loan facility described below, to pay the cash consideration for its acquisition of LNA.

Credit Facilities

On July 15, 2026, the Company entered into a Term Credit Agreement with JPMorgan Chase Bank, N.A. (JPMCB), as administrative agent, and certain financial institutions, as lenders (the Term Credit Agreement), which provides for a three-year senior unsecured term loan facility in an aggregate principal amount of $1.5 billion (the Term Facility). At September 30, 2026, $1.5 billion was outstanding on the Term Facility, which matures on August 19, 2029.

On August 18, 2026, the Company entered into a Credit Agreement with JPMCB, as administrative agent, and certain financial institutions, as lenders (the Credit Agreement), which provides for a $1.5 billion five-year senior unsecured revolving facility (the Revolving Facility) with a maturity date of August 18, 2031. The Revolving Facility replaces the Company’s predecessor Credit Agreement. At September 30, 2026, $170 million was outstanding on the Revolving Facility. Available borrowings under the Revolving Facility are reduced by any outstanding letters of credit issued by the Company under the Revolving Facility. At September 30, 2026 and December 31, 2025, the Company had $3 million of outstanding letters of credit issued under the Revolving Facility and the predecessor Credit Agreement, respectively.

On September 15, 2026, the Company amended its Trade Receivable Facility to decrease the facility limit from $600 million to $500 million and extended the maturity to September 15, 2027. Subject to certain conditions, including lenders providing the requisite commitments, the Trade Receivable Facility may be increased to an amount not to exceed $700 million. The Trade Receivable Facility contains a cross-default provision with the Company’s other debt agreements. At September 30, 2026, $420 million was outstanding on the Trade Receivable Facility.

The Credit Agreement and Term Credit Agreement require the Company's ratio of consolidated net debt-to-consolidated earnings before interest, taxes, depreciation, depletion and amortization, as defined, for the trailing twelve months (the Leverage Ratio) to not exceed (a) 4.75x for the first three quarters after closing the LNA Transaction, which occurred on August 21, 2026; (b) 4.25x for the next succeeding three quarters; and (c) 3.75x thereafter, provided further that the Company may exclude from the Leverage Ratio debt incurred in connection with certain acquisitions for a period of four quarters so long as the Leverage Ratio calculated without such exclusion does not exceed 4.25x. Additionally, if there are no amounts outstanding under the Revolving Facility and the Trade Receivable Facility, consolidated debt, as defined, is reduced in an amount equal to the lesser of $500 million or the sum of the Company’s unrestricted cash and cash equivalents, for purposes of the covenant calculation. The Company was in compliance with the Leverage Ratio at September 30, 2026. In the event of a default under the Leverage Ratio, the lenders can terminate the Term Facility, Revolving Facility and Trade Receivable Facility and declare any outstanding balances as immediately due.

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

Form 10-Q	37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

foreseeable future and allow the repurchase of shares of the Company’s common stock. At September 30, 2026, the Company had $140 million of unrestricted cash and cash equivalents and $1.4 billion of unused borrowing capacity under its Revolving Facility and Trade Receivable Facility, subject to complying with the related leverage covenant. Historically, the Company has successfully extended the maturity dates of these credit facilities.

Debt Ratings

The Company's debt ratings and outlooks as of September 30, 2026 are as follows:

	Long-term	Outlook
Fitch	BBB+	Negative
Moody's	Baa2	Stable
Standard & Poor's	BBB+	Negative

TRENDS AND RISKS

The Company outlined the risks associated with its business in its Annual Report on Form 10-K for the year ended December 31, 2025 and the Forms 10-Q for the quarters ended March 31, 2026 and June 30, 2026 and Part II, Item 1A of this Form 10-Q. Management continues to evaluate its exposure to operating risks on an ongoing basis.

OTHER MATTERS

Statement Regarding Safe Harbor for Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements under the federal securities laws, including the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties and are based on assumptions that the Company believes are reasonable, but which may differ materially from actual results. These statements reflect the Company’s expectations or forecasts of future events. You can identify these statements because they do not relate only to historical or current facts and may use words such as “guidance,” “anticipate,” “may,” “expect,” “could,” “should,” “believe,” “estimate,” “forecast,” “project,” “intend,” “outlook,” “plan,” “schedule,” “will,” and other words of similar meaning in connection with future events or future operating or financial performance. Any or all of management’s forward-looking statements herein and in other publications may prove to be incorrect.

The Company’s outlook is subject to risks and uncertainties and is based on assumptions that the Company believes are reasonable, but which may differ materially from actual results. Factors that the Company currently believes could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to:

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
•
Reductions in defense spending and impacts on construction activity on or near military bases;
•
Declines in energy-related construction due to changes in oil production or capital spending, particularly in Texas;

Form 10-Q	38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Continued)

•
Sustained high mortgage interest rates and factors leading to a slowdown in private construction in some areas;
•
The Company’s ability to identify, acquire, permit and develop quality aggregates reserves within an economic haul radius;
•
Unfavorable weather, including storms, hurricanes, wildfires, timing of seasons, drought, rainfall or extreme temperatures affecting production schedules, shipment volumes, product/geographic mix and profitability;
•
Volatility in fuel and energy costs, including diesel, electricity, natural gas and consumables, like steel, explosives, tires and conveyor belts, as well as natural gas, coal and petroleum coke for the Company’s Specialties business;
•
Increased raw materials costs, such as bitumen;
•
Rising costs of repair and supply parts;
•
Construction labor shortages or supply chain challenges;
•
Labor relations risks, such as unionization efforts, work stoppages or strikes, including at the Company’s suppliers, railroads and logistics providers;
•
Workforce demographics-related challenges in recruiting and retaining skilled employees, particularly for physically demanding roles in rural or less-populated areas;
•
Unexpected equipment failures, unscheduled maintenance, scheduled or unscheduled kiln outages, industrial accidents, catastrophic events or prolonged production disruption;
•
Resiliency and potential declines of the Company's construction end-use markets;
•
Changes in demand from the steel, mining, construction and infrastructure, water treatment and other industries served by the Company’s Specialties business, and structural declines in demand from coal-fired utility and paper industry customers;
•
Delays, cost overruns or underperformance of kiln modernization, facility expansion and other capital projects;
•
Potential impacts of disease outbreaks, epidemics, pandemics, or similar health threats, or fear of such events, and related economic/societal responses, affecting suppliers, customers, partners or employees;
•
The performance of the overall United States economy;
•
Governmental regulation, including environmental laws and climate change regulations at state and federal levels;
•
Compliance with regulations relating to the Company's lime operations;
•
Implementation of emissions taxes, carbon-pricing schemes, or stricter climate-related rules that could increase operating costs or restrict Specialties production;
•
Delays or difficulties in securing, renewing or maintaining timely land use approvals, environmental permits or mineral or water rights amid changing regulatory expectations;
•
Increasing legal actions or public pressure related to environmental impact, emissions, or land use could result in reputational harm or financial liability;
•
The outcome of pending or future litigation and other legal proceedings;
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
•
Transportation availability and investment in rail infrastructure impacting the movement of materials especially to the Company’s Texas, Southeast and Gulf Coast markets, the movement of essential dolomitic lime to the Company’s Specialties plant in Manistee, Michigan and its customers, and the movement of magnesite from the Company's Specialties' Gabbs, Nevada facility to processing plants in North Carolina, Indiana and Pennsylvania and the Company's customers;

Form 10-Q	39

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
•
Geopolitical risks and tensions that could affect energy markets, costs, supply chains and global economic conditions;
•
Trade disputes and tariffs impacting the U.S. economy;
•
Currency, regulatory and cross-border risks associated with the Company’s operations in Canada, Jamaica and The Bahamas;
•
Unplanned cost changes or customer realignments affecting earnings;
•
Dependence on information technology and automated systems;
•
Risks related to third-party vendors, including exposure to cybersecurity vulnerabilities or service outages;
•
Inflation pressures on production and interest costs;
•
Customer concentration in construction markets increasing the risk of potential losses on customer receivables and payment delays;
•
Demand levels, production volumes and cost management affecting operating leverage and profitability;
•
Global economic conditions;
•
Adverse industry conditions;
•
The Company’s ability to obtain financing on favorable terms or at all and the resulting increase in the Company’s indebtedness and potential effects on the Company’s credit ratings;
•
The Company’s substantial indebtedness following the LNA Transaction, and its ability to service, repay or refinance such indebtedness and to reduce leverage to its long-term target ratio within the anticipated timeframe;
•
Sustained high or rising interest rates increasing the Company’s borrowing and refinancing costs;
•
The issuance of newly issued shares of Martin Marietta common stock as consideration for acquisitions and the resulting dilution to the Company’s existing shareholders;
•
Potential business uncertainty, including changes to existing business relationships during the integration of acquisitions that could affect financial performance, integration challenges, market conditions, and the impact of M&A transactions on the Company's stakeholders;
•
The possibility that acquisition synergies may not be realized as expected or within anticipated timeframes, potentially impacting profitability and debt covenant compliance;
•
The possibility that diligence may not identify previously unknown liabilities of acquired businesses, or that acquisitions or divestitures may not be completed on expected terms or timelines or may be delayed, conditioned or not approved by regulators;
•
Risks related to executive succession, retention and leadership development critical to strategy execution, including impacts from unexpected leadership changes;
•
Changes in tax laws or interpretations, including those related to acquisitions or divestitures, which could increase tax rates;
•
Violation of the Company’s debt covenants in the event of price and/or volume instability;
•
New or revised accounting rules or changes in the critical accounting estimates and assumptions used by management could impact financial reporting, asset valuations, or covenant compliance;
•
Challenges in implementing new technologies or automation systems could lead to inefficiencies, cost overruns, or operational disruptions;
•
Cybersecurity risks;
•
Downward pressure on the Company’s common stock price affecting goodwill and other intangible asset impairment evaluations;
•
Potential credit rating downgrades to non-investment grade; and
•
Other risk factors listed from time to time in the Company’s SEC filings.

Form 10-Q	40

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

Organic ASP excludes the impact of acquisitions and divestitures completed within the preceding 12 months.

Organic mix-adjusted ASP represents Organic ASP adjusted to reflect consistent geographic mix between periods and is calculated by comparing Organic ASP for current-period shipments to Organic ASP for shipments in the comparable prior period.

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

Telephone: (919) 510-4736

Website address: www.martinmarietta.com

Information included on the Company’s website is not incorporated into, or otherwise made a part of, this report.

Form 10-Q	41

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

Demand in the nonresidential and residential construction markets is affected by interest rates. Since December 31, 2025, the Federal Reserve has raised the target federal funds rate 25 basis points, and it remains above the current rate of inflation, reflecting continued restrictive monetary policy.

Aside from these inherent operating risks, the Company’s earnings are also affected by changes in short-term interest rates and changes in enacted tax laws.

Variable-Rate Borrowing Facilities. At September 30, 2026, the Company has a $1.5 billion Term Facility, a $1.5 billion Revolving Facility and a $500 million Trade Receivable Facility. Borrowings under these facilities are prepayable and bear interest at variable interest rates. A hypothetical 100-basis-point increase in interest rates on variable-rate borrowings of $2.1 billion, the combined outstanding balance at September 30, 2026, would increase interest expense by $21 million on an annual basis.

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

Energy Costs. Energy costs, including diesel fuel, natural gas, coal, petroleum coke and electricity, represent significant production costs. The Company may be unable to pass along increases in the costs of energy to customers in the form of price increases for the Company’s products. The Specialties business has varying fixed-price agreements for a portion of its 2026 energy requirements. Additionally, the Company has commodity derivatives to reduce exposure to changes in fuel and natural gas prices for a portion of its expected usage. As of September 30, 2026, the fair values of the derivatives and the income impact for the three- and nine-month periods ended September 30, 2026 were not material.

Energy expense for continuing operations for the nine months ended September 30, 2026 increased 47% compared with the prior-year period, due to acquisitions and higher prices for diesel, natural gas and electricity in 2026 amid continued disruptions and volatility in global energy markets. Future energy prices cannot be reliably predicted. A hypothetical increase of 47% in the Company's energy prices would increase full-year 2026 energy expense for continuing operations by $134 million as compared with 2025. Further, the full-year 2026 impact on such expense, and accordingly on total profitability and margins would be greater when also considering the energy consumed by operations acquired during the year.

Form 10-Q	42

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to assess the effectiveness of the design and the operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026. There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Form 10-Q	43

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

Investors are also cautioned that it is not possible to predict or identify all such factors. Consequently, the reader should not consider these risk factors to be a complete statement of all potential risks or uncertainties. Other factors besides those set forth herein may adversely affect the Company and may be material. The Company has listed the known material risks it considers relevant in evaluating the Company and its operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Company does not undertake any obligation to update such statements, whether as a result of new information, future events, or otherwise, other than as required by law.

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

Form 10-Q	44

PART II. OTHER INFORMATION

(Continued)

investment, or tightening credit conditions that delay, downsize, or cancel projects. Our products are used in public infrastructure projects, which include the construction, maintenance and improvement of highways, streets, roads, bridges, schools and similar projects. Public infrastructure activity depends on federal, state, and local budgets and bid schedules. Changes in fuel-tax or other alternative financing, prolonged federal budget disputes or government shutdowns or other factors can reduce, defer, cap, suspend, or reprioritize transportation spending. The level and timing of federal, state or local transportation or infrastructure or public project funding, including any issues arising from such budgets, particularly in our Building Materials business’ top ten revenue-generating states of Texas, North Carolina, Colorado, California, Georgia, Florida, South Carolina, Arizona, Iowa and Minnesota, can have an adverse impact on our business and construction projects that we supply.

Because our businesses depend on construction spending, which can be cyclical, our profits are sensitive to national, regional and local economic conditions and the intensity of the underlying spending on aggregates. Construction spending is affected by economic conditions, changes in interest rates, inflation, employment levels, demographic and population shifts, and changes in construction budgets by federal, state and local governments. Further, delays or cancellations of projects in the nonresidential and residential construction markets, which together accounted for 58% of aggregates shipments in 2025, could occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence is adversely affected by economic uncertainty.

In addition, reductions in defense spending and declines in energy-related construction could lower demand in certain markets and adversely affect our business. A portion of our aggregates and downstream shipments is tied to construction activity funded by, or adjacent to, U.S. Department of Defense installations and to private energy-related projects. Reductions in defense spending and energy-sector cyclicality can materially impact construction demand, particularly in Texas and other energy-intensive regions.

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
•
Inability to pass through cash increases, resulting in price-cost spread compression.

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

Form 10-Q	45

PART II. OTHER INFORMATION

(Continued)

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

Adverse weather conditions also increase our costs and reduce our production output as a result of power outages, additional plant and equipment repairs, the time required to remove water from flooded operations and similar events. Severe drought conditions can restrict available water supplies and constrain production.

Production and shipment levels of the Building Materials business’ products follow activity in the construction industry, which typically is strongest in the spring, summer and fall. Because of the effect of the weather on the construction industry’s activity, our Building Materials business, including our aggregates-related downstream operations, varies by quarter.

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

Our Specialties business, including the operations acquired in the LNA Transaction, is impacted by changes in demand in the steel, construction and infrastructure, water treatment, glass and other industries.

Demand for our high-calcium lime, dolomitic lime and industrial mineral products is significantly influenced by the production levels, operating performance and capital spending of customers in a variety of industries, including steel, mining, construction and infrastructure, non-ferrous metals, water treatment, glass, environmental services, agriculture, and pulp and paper, among others.

A decline in demand or other adverse developments affecting one or more of these industries could reduce demand for our products and negatively affect our sales volumes, revenues and operating margins. Likewise, demand for certain industrial mineral products may be adversely affected by long-term structural changes in the industries they serve. For example, demand from utility customers has declined as electric power generation has shifted away from coal-fired facilities, and demand from the paper industry may be adversely affected by continuing decreases in the consumption of certain paper products.

Prolonged downturns in one or more of our key end markets could result in lower sales volumes, reduced pricing, lower utilization of our production facilities, asset impairment charges or other adverse effects on our business, financial condition, results of operations and cash flows and increase the risk of noncompliance with our net debt-to-consolidated EBITDA ratio under our five-year senior unsecured revolving facility.

Competition and Growth Risk Factors

Our Building Materials business depends on identifying, acquiring, permitting and developing quality aggregates reserves within an economic haul radius and our ability to mine and transport those reserves.

Form 10-Q	46

PART II. OTHER INFORMATION

(Continued)

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

If we are unable to timely replace economically accessible reserves serving our markets, obtain or maintain required permits and approvals, secure necessary property and access rights on acceptable terms, or economically transport materials to demand centers, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Increased industry capacity, adverse changes in regional supply and demand dynamics, or competitive pricing pressures could negatively impact operating results in our Specialties business, which includes the operations acquired in the LNA Transaction.

The markets for high-calcium lime, dolomitic lime and industrial mineral products are competitive and are influenced by regional supply and demand dynamics. Competitors may improve operating efficiencies, add distribution capabilities or pursue more aggressive pricing strategies.

To remain competitive and meet anticipated demand, we may invest in kiln modernization projects, facility expansions, reserve development initiatives, acquisitions and other growth opportunities. We may experience delays, cost overruns, permitting challenges or other operational difficulties, and there can be no assurance that anticipated benefits will be realized or that increased production capacity will be absorbed by the markets we serve.

If industry capacity increases more rapidly than demand, if demand growth in our end markets is lower than expected, or if regional supply and demand balances change, competitive pricing pressures may intensify. As a result, we could experience lower sales volumes, lower pricing, reduced plant utilization rates, compressed operating margins and lower returns on invested capital. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our diligence may not identify or fully mitigate all risks, including environmental liabilities, geologic or reserve quality, title, permitting issues, access constraints, water or power availability, legacy tax or legal exposures, labor and workforce issues, or cybersecurity vulnerabilities. Transactions may require antitrust and other regulatory approvals and could be delayed, conditioned, or not obtained. Required divestitures or other regulatory remedies can reduce expected benefits of transactions. Target businesses may depend on permits, licenses, mineral or water rights, easements, leases, or other approvals that must be transferred, renewed, or re-issued; these processes can be uncertain, time-consuming and costly.

We have financed transactions with cash, debt, equity or a combination of such consideration and may do so in the future. The use of debt financing increases our interest expense and financial leverage and may reduce our flexibility under our debt covenants and capital-allocation priorities. See “— Financial, Accounting and Cost Management Risk Factors – Our substantial indebtedness following the LNA Transaction could adversely affect our financial condition, operating flexibility,

Form 10-Q	47

PART II. OTHER INFORMATION

(Continued)

credit profile and ability to pursue our business strategy."

The issuance of shares of our common stock, whether as acquisition consideration or in connection with capital raises, increases the number of shares outstanding and may adversely affect the trading price of our common stock. For example, in connection with the closing of the LNA Transaction on August 21, 2026, we paid aggregate consideration of approximately $12.9 billion, consisting of approximately $7.0 billion in cash, subject to customary adjustments, and approximately $5.9 billion in shares of our common stock. The issuance of these shares diluted our existing shareholders.

Integrating acquired businesses may be more difficult, costly, or time-consuming than expected, and we may not realize anticipated benefits.

We have a successful history of business acquisitions and combinations and of integrating those businesses into our heritage operations. However, in connection with the integration of LNA or any other business that we may acquire, there is a risk that we will not be able to complete integration successfully or on the time schedule we have projected or in a way that will achieve the level of synergies, cost savings or operating efficiencies we expected from the acquisition.

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
•
creation of uniform standards, procedures, policies and information systems;
•
integration of acquisitions into the Company's internal control over financial reporting;
•
discovery of previously unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with integrating the acquired operations;
•
changes in the valuation of acquired assets and liabilities, including goodwill and other intangible assets, or adverse changes in the performance or outlook of the acquired business that could result in impairment charges that materially affect our financial results; and
•
performance shortfalls because of diversion of management attention caused by integration activities.

Acquisitions and divestitures may not occur on expected terms or timelines, may be more costly or complex than anticipated, and may not deliver expected benefits.

Transaction activity involves execution, regulatory, financing and operational risks that could reduce or delay expected benefits or result in transaction costs, or liabilities, including the following:

Form 10-Q	48

PART II. OTHER INFORMATION

(Continued)

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

Many federal, state and local requirements governing zoning, land use, air emissions (including carbon dioxide and other greenhouse gases), water use, water rights and discharges, waste management, noise and dust control, blasting, mining, land reclamation and other environmental, health and safety matters govern our operations.

Many of our operations require permits, licenses, mineral or water rights and other governmental or third-party approvals, which may impose additional operating standards and are subject to modification, renewal and revocation. Agencies may change standards, apply them more stringently, or increase inspection and enforcement emphasis, which can extend timelines, increase capital and operating expenditures, restrict development or expansion, or impair our ability to operate at affected facilities.

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

Future events, including changes in existing laws or regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of some of our products or business activities, may result in additional or unanticipated compliance, remediation and other costs.

We could be required to invest in preventive or remedial action, such as pollution control facilities, site restoration, reclamation and closure activities, including asset retirement obligations, which investments and obligations could be substantial or could result in restrictions on our operations or delays in obtaining required permits or other approvals.

Form 10-Q	49

PART II. OTHER INFORMATION

(Continued)

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

Governmental authorities continue to propose and implement climate-related requirements, including greenhouse gas (GHG) emissions limits, the use of alternative fuels, carbon credits (such as cap-and-trade systems), carbon taxes, mandatory GHG monitoring, reporting, and assurance and other measures. Changes in these requirements, including rollbacks, legal challenges or litigation affecting GHG rules, may create regulatory uncertainty and may alter our compliance costs, capital requirements and operating practices.

The manufacturing operations of our Specialties business release GHGs such as carbon dioxide, methane and nitrous oxides during the production of lime, magnesium oxide and hydroxide products. Lime calcination inherently emits carbon dioxide as a process emission, including at the lime plants acquired in the LNA Transaction.

Any additional regulatory restrictions on emissions of GHGs imposed by the United States Environmental Protection Agency (USEPA), states or other governmental authorities may impact our Specialties operations in Woodville, Ohio, Manistee, Michigan, Gabbs, Nevada, and the lime plants acquired in the LNA Transaction, which are subject to comprehensive regulations with respect to GHG emissions. Changes to those regulations, including requirements addressing process emissions from lime calcination, could require implementation of technologies or operating changes that increase operating costs.

Although several large-scale projects for carbon reduction or capture are in development, no technologies or methods for reducing or capturing GHGs have been proven commercially viable at scale.

Form 10-Q	50

PART II. OTHER INFORMATION

(Continued)

We may not be able to recover any increased operating costs, taxes or capital investments relating to GHG emission limitations at those plants from our customers in order to remain competitive in pricing in the relevant markets.

Compliance with current or future climate-related rules could require capital investments, changes in operating practices, procurement of emissions allowances or credits, or participation in carbon markets. While we do not currently believe such requirements will have a material adverse effect on the financial condition or results of operations of either the Specialties business or Building Materials business, considering the various regulatory uncertainties, the Company cannot presently predict the costs of any future compliance requirements.

Sustained high or rising interest rates may reduce construction demand, increase our financing costs, and adversely affect our results of operations and financial condition.

Our businesses are sensitive to interest-rate and credit conditions because a substantial portion of demand for our products is tied to the construction markets.

Notably, demand in the residential construction market is affected by interest rates. The residential construction market accounted for 22% of our 2025 aggregates shipments. Higher mortgage rates and reduced affordability can dampen new residential construction. Higher borrowing costs and return thresholds can delay or cancel private nonresidential projects. Elevated municipal and state borrowing costs can affect the timing and scope of infrastructure lettings. Any of these dynamics can lower volumes and pressure pricing in the local markets we serve.

In addition, higher interest rates increase our cost of borrowing under any variable-rate indebtedness and could increase the cost of refinancing our existing debt as it matures or of incurring new debt to fund capital expenditures, acquisitions, or other corporate purposes, which could reduce our cash flow and adversely affect our results of operations and financial condition.

Changes in tax laws, interpretations, enforcement practices, and our business mix could increase our effective income tax rate, increase deferred tax liabilities, or otherwise adversely affect our results of operations and cash flows.

Our effective tax rate is influenced by many factors, including changes in federal, state and local laws and regulations, administrative guidance and court decisions. Since tax rules are complex and change over time, our effective tax rate and cash taxes may be volatile and difficult to predict and may be influenced by the following factors among others:

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

Any significant increase in our effective income tax rate could reduce our net earnings and free cash flow for future periods.

Investor and stakeholder focus on climate change and sustainability matters and any related reporting obligations may increase our costs and impact our businesses.

Form 10-Q	51

PART II. OTHER INFORMATION

(Continued)

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

Personnel Risk Factors

Labor disputes could disrupt operations of our businesses.

Labor unions represented 21% of the hourly employees of our Building Materials business and 47% of the hourly employees of our Specialties business (including LNA) as of September 30, 2026.

Disputes with our labor unions, or the inability to renew our labor agreements, could lead to work stoppages or other actions that could disrupt our businesses, raise costs and reduce revenues and earnings from the affected locations.

Labor activities at our suppliers, contractors, railroads, ports, trucking firms, or other logistics providers may interrupt inbound materials or outbound deliveries, increase delivered costs, or require us to source alternatives.

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

Form 10-Q	52

PART II. OTHER INFORMATION

(Continued)

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

The property and machinery needed to produce our products are costly. Therefore, we require large amounts of cash to operate our businesses. In addition to capital expenditures, our businesses incur significant repair and maintenance costs for critical equipment and replacement parts. Prices and lead times for parts and contractor services can be volatile due to supply-chain disruptions, limited supplier alternatives, inflation, labor availability, and logistics constraints.

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical pieces of equipment, such as our kilns and finishing mills. This equipment, on occasion, is out of service because of planned or unplanned maintenance, equipment failures or damage during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions or violent weather conditions. We have scheduled outages that can range from one week to several weeks at least once a year to refurbish our dolomitic lime production facilities and may experience outages at our lime kilns. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue due to lost production time.

Form 10-Q	53

PART II. OTHER INFORMATION

(Continued)

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

The LNA Transaction increased the amount of goodwill and other acquired intangible assets subject to these evaluations. Adverse changes in the performance or outlook of the acquired operations, market conditions, or our ability to realize anticipated benefits could reduce their fair value and result in impairment charges.

Credit-market stress and tighter financing conditions could slow customer payments, constrain our liquidity, and increase our cost of capital.

A recessionary construction economy can increase the likelihood of customer payment delays and credit losses. While we are protected in part by payment bonds posted by many of our customers or end-users, as well as statutory lien rights, we have experienced delays in payment from some of our customers during downturns, especially in the construction markets, and expect that we would experience such delays in the future, which would negatively affect operating cash flows.

Our access to and cost of capital may be adversely affected. Additional financing or refinancing might not be available and, if available, may not be on economically favorable terms.

Form 10-Q	54

PART II. OTHER INFORMATION

(Continued)

We may be required to obtain financing to fund acquisitions, if they arise, or to refinance our outstanding debt or for other corporate purposes. It is possible a large acquisition would require that we issue new equity and debt securities in order to maintain our investment-grade credit rating and could result in a ratings downgrade notwithstanding our issuance of equity securities to fund the transaction.

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

Our operations outside of the United States, including Canada, The Bahamas and Jamaica expose us to currency, regulatory and cross-border risks.

We have operations in Canada, The Bahamas and Jamaica. The operations outside the United States are affected by fluctuations in currency exchange rates, regulatory requirements, political or economic developments and changes in customer demand. These risks may increase costs, disrupt supply chains, complicate compliance and reporting, or limit our ability to move products, raw materials or capital across borders.

Our substantial indebtedness following the LNA Transaction could adversely affect our financial condition, operating flexibility, credit profile and ability to pursue our business strategy.

We funded the cash consideration for the LNA Transaction with approximately $7.0 billion of indebtedness, significantly increasing our leverage and debt service obligations. As a result, a substantial portion of our future cash flows may be required to pay principal and interest on our indebtedness rather than fund working capital, capital expenditures, acquisitions, strategic initiatives, or other general corporate purposes.

We cannot assure you that we will generate sufficient cash flow to service and repay this indebtedness, or that we will be able to refinance it on favorable terms, or at all. If we are unable to do so, we may be forced to reduce or delay capital expenditures, seek additional capital, sell assets or refinance or restructure our indebtedness, and these actions may not be successful. Any failure to service, repay or refinance our indebtedness as expected, or to fund our operations, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Higher leverage also may make us more vulnerable to adverse economic or industry conditions, including downturns in the construction, industrial, infrastructure or manufacturing markets that affect demand for our products.

There can be no assurance that our current credit ratings will be maintained. Any downgrade, or placement of our ratings on negative outlook or watch status, could increase our borrowing costs, limit our access to the debt capital markets, reduce our financial flexibility and make it more difficult or expensive to refinance existing indebtedness or obtain additional financing, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Our five-year senior unsecured revolving facility provides that, following the consummation of the LNA Transaction, our maximum Leverage Ratio (as defined in the revolving credit agreement) may not exceed 4.75:1.00 for the first three fiscal quarters ending after the closing date of the LNA Transaction, 4.25:1.00 for the next three succeeding fiscal quarters and 3.75:1.00 thereafter. Our long-term target ratio of net debt to consolidated EBITDA is lower than these maximum levels, and we may not be able to reduce our leverage to our target ratio within our anticipated timeframe, or at all. If we fail to comply with the Leverage Ratio covenant, we could be in default under our revolving credit agreement, which could restrict our ability to borrow and adversely affect our liquidity and financial condition.

Form 10-Q	55

PART II. OTHER INFORMATION

(Continued)

Our ready mixed concrete, asphalt and paving operations present additional risks to our business.

In some instances, including many of our fixed-price contracts, we guarantee paving project completion by a certain date. If we subsequently fail to complete the project as scheduled, we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. Under these circumstances, the total project cost could exceed our original estimate, and we could experience a lower profit or a loss on the project. In our paving operations, we also have fixed-price and fixed-unit-price contracts where our profits can be adversely affected by several factors beyond our control, which can cause our actual costs to materially exceed the costs estimated at the time of our original bid. These same issues and risks can also impact some of our contracts in our asphalt and ready mixed concrete operations. Our ready mixed concrete, asphalt and paving operations typically generate lower profit margins than our aggregates operations due to potentially volatile input costs and highly competitive market dynamics.

Investment returns on our pension assets may be lower than expected, or interest rates may decline, requiring us to make significant additional cash contributions to our benefit plans.

A portion of our current and former employees participate in our defined benefit pension plans. Requirements for funding our pension plan liabilities are based on actuarial assumptions, including the expected rate of return on our plan assets and the discount rate applied to our pension plan obligations. Fluctuations in equity market returns and changes in long-term interest rates could increase our costs under our defined benefit pension plans and may significantly affect future contribution requirements. We cannot therefore provide any assurance of what our actual pension plan costs will be in the future, or whether we will be required under applicable law to make future material plan contributions.

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

Cost increases that we are unable to pass through to customers or interruption in the supply of fuel and electricity have historically adversely affected our financial results and could adversely affect our financial results in the future. Lime production also uses significant amounts of natural gas, coal and petroleum coke and fluctuations in the supply and costs of those fuels can increase our costs or disrupt production. Changes in energy costs also affect the prices that we pay for related supplies, including explosives, conveyor belting and tires. While we can contract for some fuels and sources of energy, such as fixed-price supply contracts for natural gas, coal and petroleum coke, significant increases in costs or reduced availability of these items have and may in the future reduce our financial results. Our ability to recover diesel costs through delivered-price surcharges or other customer price adjustments may be limited by competition, contract terms or customer resistance.

Even where supply is available, our delivered costs can rise due to logistics constraints. Utility interruptions or curtailments (electricity, natural gas, or water) can further constrain output or alter our product and geographic mix, particularly at energy-intensive facilities.

Our downstream operations require a continued supply of liquid asphalt and cement, which serve as key raw materials in the production of hot mix asphalt and ready mixed concrete, respectively. These purchased raw materials are subject to potential supply constraints and significant price fluctuations which are beyond our control. The financial results of our ready mixed concrete, asphalt and paving operations have been affected by the short supply or high costs of these raw materials.

Form 10-Q	56

PART II. OTHER INFORMATION

(Continued)

Cyber and Information Security Risk Factors

We depend on information technology; cybersecurity, data-protection, and systems-reliability risks — including at our third-party vendors — could disrupt operations, compromise data, increase costs, or otherwise adversely affect our business and results.

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

While we have experienced attacks targeting the security of our information technology systems, we are not aware that we have experienced a material cybersecurity incident during the third quarter of 2026. Breaches of our technology systems and those of acquired companies, or those of our vendors and customers, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” or similar attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in our Company’s or such vendors’ and customers’ websites, applications, data processing systems, or disruption of other business operations.

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

Form 10-Q	57

PART II. OTHER INFORMATION

(Continued)

Other Risk Factors

Delays or interruptions in shipping products of our businesses could affect our operations.

We rely heavily on third-party truck and rail transportation to ship coal, natural gas and other fuels to our plants. Any significant delays, disruptions or non-availability of our transportation support system could negatively affect our operations. Transportation operations are subject to capacity constraints, high fuel costs and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. In Texas, we compete for third-party trucking services with operations in the oil and gas fields, which can significantly constrain the availability of those services to us. If there are material changes in the availability or cost of transportation services, we may not be able to arrange alternative timely means to transport our products or fuels at a reasonable cost, which could lead to interruptions or slowdowns in our businesses or increases in our costs.

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

Our restated articles of incorporation and restated bylaws and North Carolina law contain provisions that may delay, deter or inhibit an acquisition of us not approved by our Board of Directors. This could occur even if our shareholders are offered attractive value for their shares or if many or even most of our shareholders support the acquisition.

Provisions that could delay, deter or inhibit a future acquisition include the following:

•
the ability of our Board of Directors to establish the terms of, and issue, preferred stock without shareholder approval;
•
the requirement that our shareholders may remove directors only for cause;
•
the inability of our shareholders to call special meetings or act by written consent of less than all shareholders;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

UNREGISTERED SALES OF EQUITY SECURITIES

Frazier Quarry Transaction. On September 18, 2026, as partial consideration for the Company’s acquisition of The Frazier Quarry, Inc., a pure-play aggregates business located in Harrisonburg, Virginia (the Frazier Quarry Transaction), pursuant to an agreement and plan of merger dated as of June 22, 2026, among the Company, The Frazier Quarry Inc., and the

Form 10-Q	58

PART II. OTHER INFORMATION

(Continued)

other parties thereto, the Company issued an aggregate of 96,719 shares of its common stock, par value $0.01 per share, to certain of the sellers of the Frazier Quarry (collectively, the Frazier Sellers). The Company did not receive any cash proceeds from the issuance of the shares.

The shares issued to the Frazier Sellers were issued in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The shares are “restricted securities” within the meaning of Rule 144 under the Securities Act and bear appropriate restrictive legends. No underwriters were involved in the Frazier Quarry Transaction issuance, and no underwriting discounts or commissions were paid.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
July 1, 2026 - July 31, 2026	—	$—	—	10,699,052
August 1, 2026 - August 31, 2026	—	$—	—	10,699,052
September 1, 2026 - September 30, 2026	—	$—	—	10,699,052
Total	—		—

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

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Document

2.1

Securities Sale Agreement, dated as of June 27, 2026, between Martin Marietta Materials, Inc., a North Carolina corporation, and LNA Holding SRL, a société à responsabilité limitée organized under the laws of Belgium (incorporated by reference to Exhibit 2.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on June 29, 2026) (Commission File No. 001-12744).

4.1

Sixth Supplemental Indenture, dated as of August 14, 2026, between Martin Marietta Materials, Inc. and Regions Bank, as trustee, governing the 4.850% Senior Notes due 2029, 5.200% Senior Notes due 2032, 5.400% Senior Notes due 2034, 5.625% Senior Notes due 2036 and 6.375% Senior Notes due 2056, including

Form 10-Q	59

PART II. OTHER INFORMATION

(Continued)

the forms of such notes (incorporated by reference to Exhibits 4.2 through 4.7 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on August 14, 2026) (Commission File No. 001-12744).

10.1

Amendment No. 1 dated as of July 10, 2026 among the Corporation, the Lenders (as defined in the Revolving Credit Agreement) and JPMCB (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on July 15, 2026) (Commission File No. 001-12744).

10.2

Term Credit Agreement dated as of July 15, 2026 among the Corporation, the Lenders (as defined in the Term Credit Agreement) and JPMCB (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on July 15, 2026) (Commission File No. 001-12744).

*10.3**	Form of Executive Officer Employment Agreement

*10.4**	Form of Executive Officer Employment Protection Agreement

10.5

Credit Agreement dated as of August 18, 2026, among the Corporation, the Lenders (as defined in the Credit Agreement), the Issuing Lenders (as defined in the Credit Agreement) and JPMCB (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on August 18, 2026) (Commission File No. 001-12744).

10.6

Shareholders Agreement, dated August 21, 2026, by and among Martin Marietta Materials, Inc., LNA Holding SRL and, solely for the purposes of the standstill provisions set forth therein, Financière de Gestions Internationales, a société en commandite par actions organized under the laws of Luxembourg (incorporated by reference to Exhibit 10.1 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on August 24, 2026) (Commission File No. 001-12744).

10.7

Registration Rights Agreement, dated August 21, 2026, by and between Martin Marietta Materials, Inc. and LNA Holding SRL (incorporated by reference to Exhibit 10.2 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on August 24, 2026) (Commission File No. 001-12744).

10.8

Eighteenth Amendment to Credit and Security Agreement, dated as of September 15, 2026, among Martin Marietta Funding LLC, as borrower, Martin Marietta Materials, Inc., as servicer, and Truist Bank, successor by merger to SunTrust Bank, as lender together with the other lenders from time to time party thereto, and Truist Bank, successor by merger to SunTrust Bank, as administrative agent for the lenders (including a conformed copy of the Credit and Security Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.01 to the Martin Marietta Materials, Inc., Current Report on Form 8-K filed on September 16, 2026) (Commission File No. 001-12744).

*31.01	Certification dated November 4, 2026 of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.02	Certification dated November 4, 2026 of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

† 32.01	Written Statement dated November 4, 2026 of Chief Executive Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† 32.02	Written Statement dated November 4, 2026 of Chief Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Form 10-Q	60

PART II. OTHER INFORMATION

(Continued)

*95	Mine Safety Disclosures

*101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

** Management contract or compensatory plan or arrangement

† Furnished herewith

Form 10-Q	61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTIN MARIETTA MATERIALS, INC.
(Registrant)

Date: November 4, 2026	By:	/s/ Michael J. Petro
Michael J. Petro
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Form 10-Q	62